Form 10KSB
period 2004-09-30
Roebling Financial Corp, Inc.
filed 2004-12-29
CIK 1293283

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended   September 30, 2004
                                 ------------------
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From              To             .
                                    ------------    ------------

                         Commission File Number 0-50969
                                                -------

                          ROEBLING FINANCIAL CORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          NEW JERSEY                                              55-0873295
-------------------------------                               ----------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

ROUTE 130 SOUTH AND DELAWARE AVENUE, ROEBLING NEW JERSEY            08554
--------------------------------------------------------            -----
(Address of Principal Executive Offices)                          (Zip Code)

                    Issuer's Telephone Number: (609) 499-9400
                                               --------------

       Securities registered under Section 12(b) of the Exchange Act: None
                                                                      ----

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $0.10 PER SHARE
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $4,740,886

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock at December 14, 2004, was approximately $13.1 million. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all shareholders beneficially owning more than 5% of the registrant's common stock.

         As of December 14, 2004, there were issued and outstanding 1,687,403 shares of the registrant's Common Stock.

         Transitional Small Business Disclosure Format (check one): YES    NO X
                                                                       ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended September 30, 2004. (Part II)
2.   Portions  of  the  Proxy   Statement   for  the  2005  Annual   Meeting  of
     Shareholders. (Part III)

================================================================================

                                     PART I

FORWARD-LOOKING STATEMENTS

         Roebling Financial Corp, Inc. (the "Company" or "Registrant") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the company.

ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

GENERAL

         On September 30, 2004, Roebling Financial Corp., MHC (the "MHC") completed its reorganization into stock form and the Company succeeded to the business of the MHC's former federal mid-tier holding company subsidiary. Each outstanding share of common stock of the former mid-tier holding company (other than shares held by the MHC which were cancelled) was converted into 3.9636 shares of common stock of the Company. As part of the transaction, the Company sold a total of 910,764 shares to the public at $10 per share, including 72,861 shares purchased by the Company's employee stock ownership plan with funds borrowed from the Company. The Company's business is conducted primarily through its wholly-owned subsidiary, Roebling Bank (the "Bank"). References to the Company or Registrant refer to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

         The Bank, a federally chartered stock savings bank, has three retail offices, two located in Roebling and one located in New Egypt, New Jersey. In addition, a loan center office is located in Roebling, New

Jersey. From these locations, the Bank primarily serves the towns of Roebling, Florence Township and New Egypt. The Bank's secondary market includes Burlington City, Cream Ridge, Wrightstown, Bordentown City and Springfield, Mansfield, Bordentown, Plumsted, New Hanover and North Hanover Townships.

         The Company's executive offices are located at Route 130 South and Delaware Avenue, Roebling, New Jersey 08554 and its main telephone number is
(609) 499-9400.

MARKET AREA AND COMPETITION

         Roebling is an established, densely populated blue-collar community characterized by a declining population and a higher proportion of retirees than the nation as a whole. The median age in Roebling is 36.46 years. The estimated median household income for 2002 was $54,949. New Egypt is a developing suburban market with a lower population density than Roebling but a higher household growth rate. The median age in New Egypt is 36.03 years and the median household income for 2002 was estimated to be $59,197.

         Roebling Bank has two of the three branches located in Roebling and had approximately 64% of the FDIC-insured deposits in Roebling at June 30, 2004 according to data compiled by the FDIC. Two financial institutions, including a Trenton-based community bank, however, have recently opened branches just outside the town limits and Roebling Bank has experienced increased competition for deposits from these new entrants. Roebling Bank has one of the two branches in New Egypt and held approximately 32% of the FDIC-insured deposits in that market at June 30, 2004 according to data compiled by the FDIC. The foregoing data does not reflect deposits held by credit unions.

         The competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions (including savings banks), credit unions and multi-state regional banks in the Bank's market areas. Competition for funds also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. The Bank maintains and attracts customers by offering competitive interest rates and a high level of personal service.

LENDING ACTIVITIES

         The following table sets forth information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated.

                                                                            At September 30,
                                                ------------------------------------------------------------------------
                                                        2004                      2003                      2002
                                                --------------------      --------------------      --------------------
                                                   $             %           $             %           $             %
                                                -------        -----      -------        -----      -------        -----
                                                                       (Dollars in thousands)
Real estate loans:
  One-to-four family......................      $34,041        51.25%     $32,470        58.18%     $23,768        51.58%
  Multi-family............................        1,170         1.76          190         0.34           92         0.20
  Construction and land...................        3.271         4.93          497         0.89          698         1.51
  Commercial real estate .................       10,505        15.82        5,970        10.70        3,665         7.95
                                                -------        -----      -------        -----      -------        -----
    Total real estate loans...............       48,987        73.76       39,127        70.11       28,223        61.24
                                                -------        -----      -------        -----      -------        -----
Consumer and other loans:
  Home equity.............................       15,555        23.42       14,524        26.02       15,533        33.71
  Commercial..............................        1,531         2.30        1,711         3.07        1,731         3.76
  Other consumer..........................          344         0.52          449         0.80          595         1.29
                                                -------        -----      -------        -----      -------        -----
    Total consumer and other loans........       17,430        26.24       16,684        29.89       17,859        38.76
                                                -------        -----      -------        -----      -------        -----

Total loans...............................       66,417       100.00%      55,811       100.00%      46,082       100.00%
                                                -------       ======      -------       ======      -------       ======

Less:
  Loans in process........................        1,578                        --                        --
  Net deferred loan origination costs.....         (28)                      (24)                      (58)
  Allowance for loan losses...............          491                       473                       409
                                                -------                   -------                   -------
  Total loans, net........................      $64,376                   $55,362                   $45,731
                                                =======                   =======                   =======


         LOAN MATURITY TABLE. The following table sets forth the maturity of the Company's loan portfolio at September 30, 2004. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities. Amounts shown are net of loans in process.

                                                         Due After One
                                           Due in One    Year Through    Due After
                                          Year or Less    Five Years    Five Years       Total
                                          ------------    ----------    ----------       -----
                                                              (In thousands)
Real estate loans:
  One-to-four family.................         $1,115         $   583       $32,343    $34,041
  Multi-family.......................             70               -         1,100      1,170
  Construction and land..............          1,414               -           279      1,693
  Commercial real estate.............            454           1,797         8,254     10,505
Consumer and other loans:
  Home equity .......................            353           3,110        12,092     15,555
  Commercial.........................             54             944           533      1,531
  Other consumer ....................             10             162           172        344
                                             -------         -------       -------    -------
    Total............................        $ 3,470         $ 6,596       $54,773    $64,839
                                             =======         =======       =======    =======

         The following table sets forth as of September 30, 2004 the dollar amount of all loans due after September 30, 2005, which have fixed interest rates and floating or adjustable interest rates.


                                                       Floating or
                                      Fixed Rates    Adjustable Rates     Total
                                      -----------    ----------------     -----
                                                      (In thousands)
Real estate loans:
  One-to-four family real estate....    $23,171           $ 9,755       $32,926
  Multi-family......................          -             1,100         1,100
  Construction and land.............        234                45           279
  Commercial real estate............      1,593             8,458        10,051
Consumer and other loans:
  Home equity ......................      8,093             7,109        15,202
  Commercial .......................        944               533         1,477
  Other consumer....................        275                59           334
                                        -------           -------       -------
    Total...........................    $34,310           $27,059       $61,369
                                        =======           =======       =======

         ONE-TO-FOUR FAMILY MORTGAGE LOANS. The Company offers first mortgage loans secured by one- to-four family residences in its primary lending area. Typically, such residences are single family homes that serve as the primary residence of the owner. The Company requires private mortgage insurance on one-to-four, owner-occupied loans with a loan-to-value ratio in excess of 80%. The Company currently offers fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. The adjustable-rate mortgage loans generally have terms of one year or terms in which interest rates are fixed for the first three to ten years and adjust annually thereafter (e.g. "3/1 ARM"). ARM loans are qualified at the fully indexed mortgage rate as of the date of the commitment. The Company offers such loans in an effort to make its assets more interest rate sensitive. Interest rates charged on fixed-rate loans are competitively priced based on the local market. The Company also offers mortgage loans on non-owner occupied one-to-four family residences. Such loans are generally offered with variable rates or balloons which typically adjust or mature, respectively, within 5 years. Renewal of balloon mortgage loans is based on the credit history as well as the current qualification of the borrower at the time of renewal. Loan origination fees on loans are generally 0% to 3% of the loan amount depending on the market rate and customer demand.

         The Company generally retains adjustable and shorter-term, fixed-rate loans in its portfolio and sells qualifying longer-term fixed-rate loans to Fannie Mae and retains the servicing rights. Generally, fixed-rate loans have a 10 to 30 year term. Non-conforming, fixed-rate loans are both retained in the Company's portfolio and sold in the secondary market to private entities, servicing released. At September 30, 2004 there was one loan for $148,000 classified as held for sale. See "-- Loan Servicing, Purchases and Sales."

         CONSTRUCTION AND LAND LENDING. The Company originates residential and commercial construction loans and loans secured by undeveloped land. Construction loans are classified as either pre- sold or speculative real estate loans at the time of origination, depending on whether a buyer is under contract of sale. The Company's construction lending activities generally are limited to the counties within or surrounding its primary market areas and are primarily made to local individuals for the purpose of constructing their primarily single-family residence, to real estate builders or developers for the purpose of constructing primarily single-family residential houses or developments or to business customers for owner-occupied use. The Company's commercial construction lending generally involves multi-family investment properties of six units or less or retail buildings. Land loans are generally made to builders and developers for the purpose of constructing improvements thereon.

         The Company's construction loans generally have maturities of 6 to 18 months, with payments being made monthly on an interest-only basis. Construction loan rates generally adjust monthly based on the prime rate plus a margin of 1.0% to 3.0% and are generally made with maximum loan-to-value ratios of 80%. Land loans generally have terms of less than 18 months, loan-to-value ratios of 50% or less and interest rates from 0% to 3.0% over prime. It is the Company's policy to limit land loans to amounts not in excess of what the developer can absorb in one year.

         Construction lending is generally considered to involve a higher level of risk as compared to single- family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences. Land loans impose additional risk because of the illiquidity of the security.

         To limit its risk on construction and land loans, the Company requires the involvement of an experienced builder and requires personal guarantees from the principals of the borrower. The Company seeks to further mitigate the risk of construction lending by only disbursing funds on a pre-approved draw schedule. Advances are only made after scheduled work has been completed as confirmed by an independent inspection. In addition, all construction properties are appraised on both an "as is" and an "as completed" basis to ensure that unadvanced funds will be sufficient to complete the project. The Company attempts to address the risks of land lending by requiring a loan-to-value ratio no greater than 50%. In addition, the Company does not make land loans on a speculative basis. All of the Company's land lending involves construction projects with pre-approved draw schedules and appraisals on both an "as is" and "as completed" basis.

         COMMERCIAL AND MULTI-FAMILY REAL ESTATE LOANS AND COMMERCIAL BUSINESS LOANS. Commercial real estate loans are permanent loans secured by improved property such as office buildings, churches, small business facilities and other non-residential buildings in the primary market area. Multi- family residential loans are permanent loans served by residential buildings containing five or more units. Interest rates on commercial and multi-family loans are generally slightly higher than those offered on residential loans. Commercial and multi-family real estate loans are generally originated in amounts of up to 80% of the appraised value or purchase price of the mortgaged property (whichever is lower). The commercial and multi-family real estate loans in the Company's portfolio generally consist of balloon or adjustable rate loans which were originated at prevailing market rates.

         The Company's commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory, as well as real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business.

         The Company's commercial business lending policy emphasizes (1) credit file documentation, (2) analysis of the borrower's character, (3) analysis of the borrower's capacity to repay the loan (including review of annual financial statements), (4) adequacy of the borrower's capital and collateral, and (5) evaluation of the industry conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Company's credit analysis. The Company requests annual financial statements on all commercial loans.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property with a value that tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which is likely to be dependent upon the general economic environment).

         CONSUMER LOANS. The Company originates home equity loans secured by single-family residences. These loans are made only on owner-occupied, single-family residences and generally are originated as fixed-rate loans with terms of one to fifteen years or variable- rate lines of credit tied to the prime rate. The loans are generally subject to an 80% combined loan-to-value limitation including any other outstanding mortgages or liens. The Company's remaining consumer loans consist primarily of new and used mobile home loans, new and used automobile loans, account loans and unsecured personal loans.

         The Company also offers high loan-to-value fixed-rate and non-owner occupied fixed-rate equity loans. Such loans are generally subject to loan to value limitations of 90% and 70%, respectively, including any other outstanding mortgages or liens. These loans are for terms of one to seven years. The Company will generally not take a position lower than a second lien.

         Due to the type and nature of the collateral and, in some cases the absence of collateral, consumer lending generally involves more credit risk compared to one- to four-family residential lending. Consumer lending collections are typically dependent on the borrower's continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. Generally, collateral for consumer loans depreciates rapidly and often does not provide an adequate source of repayment of the outstanding loan balance. The Company attempts to limit its exposure in consumer lending by emphasizing home equity loans with the Board determining loan-to-value ratios.

         LOANS-TO-ONE-BORROWER LIMIT. Under federal law, a federal savings bank generally may not lend to one borrower in an amount greater than higher of $500,000 or 15% of its unimpaired capital and surplus. At September 30, 2004, our loans-to-one-borrower limit was approximately $1.7 million.

         At September 30, 2004, the largest amount of loans we had outstanding to any one borrower or group of borrowers was $1.1 million, which consisted of five loans secured primarily by supermarket equipment and a residential mortgage to the individual guarantors of this loan. Our next largest lending relationship was $1.0 million and consisted of a home equity line of credit and two loans secured by residential and commercial investment properties. At September 30, 2004, the outstanding balance was $300,000. Our largest single loan was approximately $840,000 construction financing for six residential homes, with an outstanding balance of $50,000 at September 30, 2004.

         LOAN ORIGINATIONS AND APPROVAL AUTHORITY. Loan originations are generally obtained from existing customers, members of the local community, and referrals from real estate brokers, lawyers, accountants, and current and past customers within the Company's lending area.

         Upon receipt of any loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. An appraisal or valuation determination, subject to regulatory requirements, of the real estate intended to secure the proposed loan is undertaken. The President has lending authority to make mortgage loans, secured commercial and unsecured loans of up to $200,000, $100,000 and $5,000, respectively, while the Bank's Chief Operating Officer and Loan Officers have lesser lending authorities to make secured and unsecured loans. A Loan Officer Committee of management has the authority to make secured loans up to $300,000. All other loans must be approved by the Board of Directors. All loans originated or purchased are underwritten by a lending officer, subject to the loan underwriting policies as approved by the Board of Directors. All purchased and originated loans are approved or ratified by the Board of Directors.

         Loan applicants are promptly notified of the decision of the Company, setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of the real estate to be mortgaged or the collateral to be pledged and the notice requirement of insurance coverage to be maintained to protect the Company's interest. The Company requires title insurance or a title opinion on first mortgage loans and fire and casualty insurance on all properties securing loans, which insurance must be maintained during the entire term of the loan. The Company also requires flood insurance, if appropriate, in order to protect the Company's interest in the security property. Mortgage loans originated and purchased by the Company in its portfolio generally include due-on-sale clauses that provide the Company with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Company's consent.

         LOAN SERVICING, PURCHASES AND SALES. The Company services the loans it originates for its loan portfolio. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage-related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in escrow accounts at the Bank.

         The Company generally underwrites fixed-rate, one-to-four family mortgage loans pursuant to Fannie Mae guidelines to facilitate sale in the secondary market. Fixed-rate mortgage loans may be sold with servicing retained. Non-conforming, fixed-rate loans are generally sold in the secondary market to private entities, and the servicing of such loans is not retained. Commercial purpose loans or participations may be sold, generally to stay within loan-to-one-borrower limits and generally with servicing retained. During the year ended September 30, 2004, the Company sold $800,000 of one-to-four family mortgage loans and $400,000 commercial-purpose loans. The Company had one loan totaling $148,000 held-for-sale at September 30, 2004. The Company recognized loan servicing fees of $23,000 for the year ended September 30, 2004. As of September 30, 2004, loans serviced for others totaled $8.3 million.

         The Company sells participations in its commercial and multi-family real estate loans to other banks and purchases participations in commercial real estate and multi-family loans from other banks. Roebling Bank also purchases participations in affordable housing and community development loans originated by the Thrift Institutions Community Investment Corporation of New Jersey ("TICIC"). Participations are sold without recourse and are accounted for as sales in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Participation agreements give transferees the right to pledge their ownership interests. A right of first refusal is required to be given to other participants before ownership interests are sold or assigned.

         LOAN COMMITMENTS. The Company issues written commitments to prospective borrowers on all approved mortgage loans which generally expire within 30 days of the date of issuance. The Company charges a lock-in fee to lock in mortgage rates. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended up to 60 days. At September 30, 2004, the Company had $3.6 million of outstanding commitments to fund loans, $9.8 million of unused lines of credit, and $123,000 in outstanding letters of credit.

NON-PERFORMING AND PROBLEM ASSETS

         LOAN DELINQUENCIES. The Company's collection procedures provide that when a loan is 15 days past due, a delinquent notice is sent to the borrower and a late charge is imposed in accordance with the loan documents. If the payment is still delinquent after approximately 60 days, the borrower will receive a notice of default establishing a date by which the borrower must bring the account current or foreclosure proceedings will be instituted. Written notices are supplemented with telephone calls to the borrower. If the loan continues in a delinquent status for 90 days and no repayment plan is in effect, the account is turned over to an attorney for collection or foreclosure and the borrower is notified when foreclosure has been commenced.

         Loans are reviewed on a monthly basis and are placed on non-accrual status when considered doubtful of collection by management. Generally, loans with interest past due more than 90 days which, in the opinion of management, are not adequately secured to insure the collection of the entire outstanding balance of the loan including accrued interest are placed on non-accrual status. Interest accrued and unpaid over 90 days delinquent at the time a loan is placed on non-accrual status is charged against interest income.

         NON-PERFORMING ASSETS. The following table sets forth information regarding non-accrual loans and real estate owned, as of the dates indicated. The Company has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") No. 15 and no impaired loans within the meaning of SFAS No. 114, as amended by SFAS No. 118.


                                                              At September 30,
                                                           ---------------------
                                                           2004     2003   2002
                                                           ----     ----   ----
                                                          (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One-to-four family residential real estate............   $ 58    $  --   $ --
Consumer and other loans:
  Home equity...........................................     36       25     --
  Other consumer........................................      4       --     --
                                                           ----     ----   ----
    Total non-accrual loans.............................   $ 98    $  25   $ --
                                                           ====     ====   ====
Accruing loans contractually past due 90 days or more:
Mortgage loans:
  One-to-four family residential real estate............   $ 65    $  --   $ --
Consumer and other loans:
  Home equity...........................................     --       55     --
  Other consumer........................................     --       --     --
                                                           ----     ----   ----
    Total accruing loans contractually past due
    90 days or more.....................................   $ 65    $  55   $ --
                                                           ====     ====   ====
Total non-performing loans..............................   $163    $  80   $ --
                                                           ====     ====   ====
Real estate owned.......................................   $ --    $  --   $ --
                                                           ====     ====   ====
Total non-performing assets.............................   $163    $  80   $ --
                                                           ====     ====   ====
Total non-performing loans to net loans.................   0.25%    0.14%    --%
                                                           ====     ====   ====
Total non-performing assets to total assets.............   0.17%    0.09%    --%
                                                           ====     ====   ====

         Non-accrual loans at September 30, 2004 consisted of three loans to three unrelated borrowers totaling $98,000. At September 30, 2004, the Company had no loans which are not disclosed in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present loan repayment terms. Approximately $4,000 of the allowance for loan losses related to non-performing loans at September 30, 2004.

         CLASSIFIED ASSETS. Office of Thrift Supervision ("OTS") regulations provide for a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of a potential weakness that does not currently warrant classification.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover losses related to assets classified as substandard or doubtful or to cover risks of lending in general may be included as part of an institution's regulatory capital, while specific allowances generally do not qualify as regulatory capital.

         The following table sets forth the Company's classified assets in accordance with its classification system:


                                                  At September 30, 2004
                                                  ---------------------
                                                      (In thousands)

          Special Mention..................                  $593
          Substandard......................                    36
          Doubtful.........................                    --
          Loss.............................                     4
                                                             ----
          Total............................                  $633
                                                             ====

         Approximately   $98,000  of   classified   assets  were   reflected  as
non-performing loans in the table in the prior section. Approximately $11,000 of the allowance for loan losses is allocated to the above classified assets.

         ALLOWANCE FOR LOAN LOSSES. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Company's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, any existing guarantees, past performance of the loan, available documentation for the loan, legal impediments to collection, financial condition of the borrower, and current economic conditions.

         Our methodology for analyzing the allowance for loan losses consists of several components. Specific allocations are made for loans that are determined to be impaired. A loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For such loans, a specific allowance is established when the present value of expected future cash flows or the fair value of the collateral, adjusted for selling expenses, is less than the carrying value of the loan. The general allocation is determined by segregating the remaining loans into groups by type and purpose of loan and applying a loss factor to each group. The loss factor is based on inherent losses associated with each type of lending, as well as historical loss factors. For example, losses on one-to-four family residential loans are generally lower than consumer or commercial loans. We also look at the level of our allowance in proportion to nonperforming loans and total loans. We have established an overall ratio range that we have determined is prudent based on historical and industry data. An unallocated allowance represents the excess of the total allowance, determined to be in the established range, over the specific and general allocations.

         The Company has used the same methodology in analyzing its allowance in each of the periods presented. The increase in the allowance in each of the periods is primarily attributable to the increase in the loan portfolio balance, which increased to $64.9 million at September 30, 2004, from $46.1 million at September 30, 2002. In 2004 we increased the loss factor applied to each loan group to calculate the amount of the general allocation. The reasons for this include a shift in the composition of the loan portfolio to a higher level of commercial real estate, construction and land, and multifamily loans as well as several factors related to the economy and the local real estate market, where the majority of our loans are concentrated. A shift in the portfolio from one-to-four family residential loans to other types of residential and commercial loans leads to an inherent increase in credit risk based on the type of loans. The allowance for loan losses was 0.76%, 0.85% and 0.89% of total loans outstanding at September 30, 2004, September 30, 2003 and September 30, 2002, respectively.

         The Company charges off loans when collectibility is sufficiently questionable such that we can no longer justify showing the loan as an asset on the balance sheet. To determine if a loan should be charged off, all possible sources of repayment are analyzed. Possible sources of repayment include the value of the underlying collateral, the strength of co-makers or guarantors and the potential for future cash flow. If management determines that a loan should be charged off, a recommendation is presented to the Board of Directors. Collection efforts continue after a loan has been charged off to maximize recovery of charged off amounts.

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. While we believe that we use the best information available to perform our loan loss allowance analysis, adjustments to the allowance in the future may be necessary. Changes in underlying estimates could result in the requirement for additional provisions for loan losses. For example, a rise in delinquency rates may cause us to increase the reserve percentages we apply to loan groups for purposes of calculating general allocations, or may require additional specific allocations for impaired loans. In addition, actual loan losses may be significantly more than the reserves we have established. Each of these scenarios would require the addition of additional provisions, which could have a material negative effect on our financial results.

         The following table sets forth information with respect to the Company's allowance for loan losses for the periods indicated:

                                                                 Year Ended September 30,
                                                           ----------------------------------
                                                              2004         2003         2002
                                                           --------     --------     --------
                                                                (Dollars in thousands)
Total loans outstanding(1) .............................   $ 64,867     $ 55,835     $ 46,140
                                                           ========     ========     ========
Average loans outstanding ..............................   $ 59,645     $ 51,466     $ 45,579
                                                           ========     ========     ========
Allowance balances (at beginning of period) ............   $    473     $    409     $    315
                                                           --------     --------     --------
Charge-offs:
  Consumer .............................................         (7)          (7)          (5)
Recoveries:
  Consumer .............................................          3           11            3
                                                           --------     --------     --------
  Net charge-offs ......................................         (4)           4           (2)
Provisions .............................................         22           60           96
                                                           --------     --------     --------
Allowance balance (at end of period) ...................   $    491     $    473     $    409
                                                           ========     ========     ========
Allowance for loan losses as a percent of total loans...
   outstanding .........................................       0.76%        0.85 %       0.89%
                                                           ========     ========     ========
Net charge-offs as a percentage of average loans
   outstanding .........................................       0.01%       (0.01)%       0.00%
                                                           ========     ========     ========

--------------
(1)  Excludes allowance for loan losses.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                                At September 30,
                                ---------------------------------------------------------------------------------------
                                        2004                          2003                           2002
                                -------------------------    --------------------------   -----------------------------
                                             Percent of                    Percent of                      Percent of
                                            Loans in Each                 Loans in Each                  Loans in Each
                                             Category to                   Category to                    Category to
                                Amount       Total Loans    Amount         Total Loans     Amount         Total Loans
                                ------       -----------    ------         -----------     ------         -----------
                                                               (Dollars in thousands)
One-to-four family (1).....      $258           74.67%       $190             84.20%        $152             85.29%
Multi-family...............        13            1.76           2              0.34            1              0.20
Construction and land......        19            4.93           5              0.89            7              1.51
Commercial real estate.....       115           15.82          60             10.70           37              7.95
Commercial.................        17            2.30          17              3.07           17              3.76
Consumer...................        22            0.52           6              0.80            8              1.29
Unallocated................        47              --         193                --          187                --
                                 ----          ------        ----            ------         ----            ------
  Total....................      $491          100.00%       $473            100.00%        $409            100.00%
                                 ====          ======        ====            ======         ====            ======

-----------
(1) Includes home equity loans.

INVESTMENT ACTIVITIES

         The Company is required under federal regulation to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the OTS during its regular examinations. The OTS, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities,
(iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. At September 30, 2004, the Company had no securities of a single issuer, excluding U.S. government and agency securities, that exceeded 10% of stockholder's equity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage-backed securities) require us to categorize securities as "held to maturity," "available for sale" or "trading." As of September 30, 2004, we had securities classified as "held to maturity" and "available for sale" in the amount of $1.0 million and $24.2 million, respectively, and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2004, our securities available for sale had an amortized cost of $24.0 million and market value of $24.2 million. The changes in market value in our available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect our income nor does it affect the Company's regulatory capital requirements or its loan-to-one borrower limit.

         At September 30, 2004, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) investment grade corporate bonds, and (viii) commercial paper. The Board of Directors may authorize additional investments.

         As a source of liquidity and to supplement the Company's lending activities, we have invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors like us. The quasi- governmental agencies, which include Ginnie Mae, Freddie Mac and Fannie Mae, guarantee the payment of principal and interest to investors.

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by Ginnie Mae, Freddie Mac, and Fannie Mae make up a majority of the pass-through certificates market.

         The Company also invests in mortgage-related securities, primarily collateralized mortgage obligations, issued or sponsored by Ginnie Mae, Freddie Mac, and Fannie Mae, as well as private issuers. Collateralized mortgage obligations are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of collateralized mortgage obligation securities with varying maturities and amortization schedules as well as a residual interest, with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Collateralized mortgage obligations attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity.

         INVESTMENT PORTFOLIO. The following table sets forth the carrying value of the Company's investment securities portfolio at the dates indicated.

                                                                       At September 30,
                                                             ---------------------------------
                                                               2004         2003         2002
                                                             -------      -------      -------
                                                                       (In thousands)
Investment securities held-to-maturity:
  U.S. government and agency securities....................  $   175      $   260      $   546
  Corporate and municipal debt instruments.................      140          526          552
  Mortgage-backed securities (1)...........................      664        1,016        1,982
                                                             -------      -------      -------
       Total investment securities held-to-maturity........      979        1,802        3,080
                                                             -------      -------      -------
Investment securities available-for-sale:
  U.S. government and agency securities....................   17,520       15,656       11,071
  Fannie Mae stock.........................................       25           28           24
  Mortgage-backed securities...............................    6,627        8,200       12,048
                                                             -------      -------      -------
       Total investment securities available for sale......   24,172       23,884       23,143
                                                             -------      -------      -------
Total investment securities................................  $25,151      $25,686      $26,223
                                                             =======      =======      =======

----------------
(1) Includes collateralized mortgage obligations of $100,000, $217,000 and $674,000 at September 30, 2004, 2003 and 2002, respectively.

         The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Company's investment and mortgage-backed securities portfolio at September 30, 2004.

                                                                    At September 30, 2004 (1)
                                 ---------------------------------------------------------------------------------------------------
                                                                                                                      Total
                                 One Year or Less   One to Five Years Five to Ten Years  More Than Ten Years  Investment Securities
                                 ----------------   ----------------- -----------------  ------------------- -----------------------
                                 Carrying  Average  Carrying  Average Carrying   Average  Carrying  Average  Carrying Average Market
                                   Value    Yield     Value    Yield    Value     Yield     Value    Yield     Value   Yield  Value
                                   -----    -----     -----    -----    -----     -----     -----    -----     -----   -----  -----
                                                                     (Dollars in thousands)
Investment securities
held-to-maturity:
  U.S. government and
     agency securities..........  $ --       --%  $    --      --%   $  175     2.55%    $   --       --%  $  175   2.55%  $   178
  Corporate and municipal
     debt instruments(2)........   140     1.25        --      --        --       --         --       --      140   1.25       140
  Mortgage-backed securities....     2     7.00       133    4.42        --       --        529     4.43      664   4.43       678
                                  ----     ----   -------    ----    ------     ----     ------     ----  -------   ----   -------
       Total investment
         securities held-to-
         maturity ..............   142     1.33       133    4.42       175     2.55        529     4.43      979   3.64       996
                                  ----     ----   -------    ----    ------     ----     ------     ----  -------   ----   -------
Investment securities
available for sale:
  U.S. government and
     agency securities..........   500     2.28    16,515    3.18       505     4.00         --       --   17,520   3.18    17,520
  Mortgage-backed securities....    --       --     1,054    4.92     1,970     4.10      3,603     3.55    6,627   3.93     6,627
                                  ----     ----   -------    ----    ------     ----     ------     ----  -------   ----   -------
       Total investment
         securities available-
         for-sale...............   500     2.28    17,569    3.29     2,475     4.08      3,603     3.55   24,147   3.39    24,147
                                  ----     ----   -------    ----    ------     ----     ------     ----  -------   ----   -------

  Total investment securities...  $642     2.07%  $17,702    3.30%   $2,650     3.98%    $4,132     3.66% $25,126   3.40%  $25,143
                                  ====     ====   =======    ====    ======     ====     ======     ====  =======   ====   =======

-----------------
(1) The table does not include Fannie Mae stock, which is classified as available-for-sale. See "-- Investment Portfolio."
(2)  Tax-exempt interest is not presented on a taxable equivalent basis.

SOURCES OF FUNDS

         GENERAL. Deposits are the major external source of the Company's funds for lending and other investment purposes. The Company also derives funds from the amortization and prepayment of loans and mortgage-backed securities, maturities and calls of investment securities, borrowings, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows, loan prepayments and security calls are significantly influenced by general interest rates and market conditions.

         DEPOSITS. Consumer and commercial deposits are attracted principally from within the Company's primary market area through the offering of a selection of deposit instruments including checking accounts, savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2004, the Company had no brokered deposits.

         CERTIFICATES OF DEPOSIT. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 2004.


                                                            Certificates
                                                             of Deposit
                                                             ----------
Maturity Period                                            (In thousands)
---------------
Within three months....................................         $  753
Over three months through six months...................            903
Over six months through twelve months..................            757
Over twelve months.....................................          1,455
                                                                ------
                                                                $3,868
                                                                ======

BORROWINGS

         The Company may obtain advances from the Federal Home Loan Bank of New York ("FHLB") to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Company's stock in the FHLB and a portion of the Company's mortgage loan and securities portfolios. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and range of maturities. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2004, the Company had a $1,000,000, 4.41%, fixed-rate advance outstanding with a maturity date of July, 2009.

         The following table sets forth the maximum month-end balance and the average balance of short- term FHLB advances for the periods indicated.


                                               At or for the Year Ended September 30,
                                               --------------------------------------
                                                   2004         2003          2002
                                                   ----         ----          ----
                                                      (Dollars in thousands)
  Average balance outstanding.................   $  723       $    9        $  271
  Maximum balance at end of any month.........    3,500        1,200         2,400
  Balance outstanding end of period...........       --        1,200            --
  Weighted average rate during period.........     1.26%        1.58%         1.85%
  Weighted average rate at end of period .....       --%        1.21%           --%

PERSONNEL

         As of September 30, 2004, the Company had 22 full-time and 15 part-time employees. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

                           REGULATION AND SUPERVISION

         Set forth below is a brief description of certain laws which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

REGULATION OF THE BANK

         GENERAL. As a federally chartered, Savings Association Insurance Fund ("SAIF") insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with federal and state statutory and regulatory requirements. The Bank is also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         The OTS regularly examines the Bank and prepares reports for consideration by the Bank's Board of Directors on deficiencies, if any, found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Any change in such regulations, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Bank, the Company, and their operations.

         FEDERAL DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. Two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks, state savings banks and some federal savings banks, and the Savings Association Insurance Fund ("SAIF") for savings associations, are maintained and administered by the FDIC. The Bank is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including the Bank, and has, under certain circumstances, authority to initiate enforcement actions against federally insured savings institutions to safeguard safety and soundness and the deposit insurance fund.

         ASSESSMENTS. For the deposit insurance coverage provided by the FDIC, the Bank pays assessments to the FDIC under a risk-based assessment system that takes into account its capital and supervisory considerations. The FDIC sets assessments for deposits insured by the SAIF or the BIF to maintain the targeted designated reserve ratio in that fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC set the annual deposit insurance assessment rates for SAIF-member institutions for 2004 at 0% of insured deposits for well-capitalized institutions with the highest supervisory ratings to 0.27% of insured deposits for institutions in the worst risk assessment classification. The insurance assessment rate for most SAIF-member institutions is currently 0%.

         In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 0.0152% of insured deposits in fiscal 2004. These assessments will continue until the FICO bonds mature in 2017.

         REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of adjusted total assets, (2) Tier 1, or "core," capital equal to at least 4% (3% if the institution has received the highest rating, "composite 1 CAMELS," on its most recent examination) of adjusted total assets, and (3) risk-based capital equal to 8% of total risk- weighted assets.

         Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), less certain mortgage servicing rights and less certain investments. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights, certain investments and unrealized gains and losses on certain available-for-sale securities.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital (which is defined as core capital plus supplementary capital) of 8% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses (up to a maximum of 1.25% of risk-weighted assets) and up to 45% of unrealized gains on equity securities. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         DIVIDEND AND OTHER CAPITAL DISTRIBUTION LIMITATIONS. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. A savings association is not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) it is eligible for expedited treatment under OTS regulations, (2) it would remain adequately capitalized after the distribution, (3) the annual amount of its capital distributions does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         In addition, the OTS could prohibit a proposed capital distribution if, after making the distribution, which would otherwise be permitted by the regulation, the OTS determines that the distribution would constitute an unsafe or unsound practice.

         A federal savings institution is prohibited from making a capital distribution if, after making the distribution, the savings institution would be unable to meet any one of its minimum regulatory capital requirements. Further, a federal savings institution cannot distribute regulatory capital that is needed for its liquidation account.

         QUALIFIED THRIFT LENDER TEST. Savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. As of September 30, 2004, the Bank was in compliance with its QTL requirement.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 5% of its outstanding advances.

         FEDERAL RESERVE SYSTEM. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2004, the Bank was in compliance with these requirements.

REGULATION OF ROEBLING FINANCIAL CORP, INC.

         GENERAL. Roebling Financial Corp, Inc., is a savings and loan holding company, subject to regulation and supervision by the OTS. In addition, the OTS has enforcement authority over Roebling Financial Corp, Inc. and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to Roebling Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of Roebling Financial Corp, Inc.

         ACTIVITIES RESTRICTIONS. As a savings and loan holding company formed after May 4, 1999, Roebling Financial Corp, Inc. is not a grandfathered unitary savings and loan holding company under the Gramm-Leach-Bliley Act (the "GLB Act"). As a result, Roebling Financial Corp, Inc. and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities. Under the Home Owners' Loan Act, as amended by the GLB Act, the non-banking activities of Roebling Financial Corp, Inc. are restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the "BHC Act") or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of Roebling Bank unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

         MERGERS AND ACQUISITIONS. Roebling Financial Corp, Inc. must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for Roebling Financial Corp, Inc. to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of Roebling Financial Corp, Inc. and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

         THE USA PATRIOT ACT. In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA Patriot Act imposes the following requirements with respect to financial institutions:

         o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

         o Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

         o Section 312 requires financial institutions that establish, maintain, administer or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

         o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

         o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

         The federal banking agencies have begun to propose and implement regulations pursuant to the USA Patriot Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA Patriot Act.

         SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board to enforce auditing, quality control and independence standards and which is funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

         Under the Act, longer prison terms apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan
"blackout"  periods,  and  loans to  company  executives  (other  than  loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

         The  Act  also  increases  the  oversight  of,  and  codifies   certain
requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company's registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

         We anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations.

ITEM 2.  DESCRIPTION OF PROPERTY
-------  -----------------------

         (a) PROPERTIES. The following table sets forth the location of our main office and branch offices, the year the offices were opened, the net book value of each office and per branch deposits at each office.


                                                      Net Book         Branch
                                                      Value at      Deposits at
                         Year Facility   Leased or  September 30,  September 30,
Office Location              Opened        Owned         2004           2004
---------------              ------        -----         ----           ----
                                                           (In thousands)
Main Office
Route 130 South and           1964         Owned         $908         $41,867
Delaware Avenue
Roebling, NJ

Village Office
34 Main Street                1922         Owned           75           9,909
Roebling, NJ

New Egypt Office
8 Jacobstown Road             1998         Owned          648          28,041
New Egypt, NJ


Loan Center
761 Delaware Avenue           2000      Leased (1)         31             n/a
Roebling, NJ

-------------
(1)  Lease expires February 2005.

         We plan to relocate our loan center in 2005 to an already-leased site in Westampton Township, Burlington County. We also intend to centralize our back-office and administrative operations at this new site, as well as operate a retail banking facility.

         The Bank has entered into an agreement to acquire a 2.5 acre site in Delran Township, Burlington County for $500,000 for the construction on a new branch. The purchase is contingent on the receipt of certain variances and other approvals from Burlington County.

         (b) INVESTMENT POLICIES. See "Item 1. Description of Business" above for a general description of the Registrant's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Registrant's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

                  (1) INVESTMENTS IN REAL ESTATE OR INTERESTS IN REAL ESTATE. See "Item 1. Description of Business - Lending Activities" and " - Regulation of the Bank," and "Item 2. Description of Property."

                  (2) INVESTMENTS IN REAL ESTATE MORTGAGES. See "Item 1. Description of Business - Lending Activities" and " - Regulation of the Bank."

                  (3) SECURITIES OF OR INTERESTS IN PERSONS PRIMARILY ENGAGED IN REAL ESTATE ACTIVITIES. See "Item 1. Description of Business - Lending Activities" and " - Regulation of the Bank."

         (c) DESCRIPTION OF REAL ESTATE AND OPERATING DATA. Not Applicable.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         Roebling Financial Corp, Inc. and its subsidiaries, from time to time, are a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Roebling Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Roebling Bank. There were no lawsuits pending or known to be contemplated against us at September 30, 2004 that would have a material effect on our operations or income.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  --------------------------------------------------------

         (a) MARKET FOR COMMON EQUITY. The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2004 (the "Annual Report") is incorporated herein by reference.

         (b) USE OF PROCEEDS. On August 12, 2004, the Securities and Exchange Commission declared the Registrant's Registration Statement on Form SB-2 (Commission File No. 333-116312) effective. The Registration Statement covered the issuance by the Registrant of up to 1,818,438 shares of its common stock, $.10 par value, in connection with the second step conversion and reorganization (the "Reorganization") of Roebling Financial Corp., MHC (the "MHC"), including up to 913,780 shares to be offered to the public and up to 779,020 shares to be issued in exchange for shares of the MHCs mid-tier subsidiary stock holding company, Roebling Financial Corp, Inc. (the "Mid-Tier Holding Company"). The offering to the public was commenced on August 20, 2004 and terminated on September 14, 2004. The Reorganization was approved by the Mid-Tier Holding
Company's stockholders and by the MHC's members at special meetings held on September 27, 2004. The Reorganization was completed on September 30, 2004 with 910,764 shares sold to the public at $10.00 per share for aggregate proceeds of $9,107,640 and 776,639 shares issued in exchange for outstanding shares of the Mid-Tier Holding Company. Unsold shares were removed from registration by the filing of a post-effective amendment on December 10, 2004. The Registrant estimates that it incurred approximately $650,000 in expenses in the offering (including approximately $160,000 in fees and reimbursable expenses paid to Keefe, Bruyette & Woods, Inc. for its services as marketing agent) for estimated net proceeds of approximately $8.5 million. The Registrant used approximately 50% of the net proceeds to acquire all of the shares of capital stock issued by the Bank in connection with the Reorganization and used $776,000 to fund a loan to its Employee Stock Ownership Plan. The Company retained the remainder of the proceeds (approximately $3.5 million) for working capital. All payments of proceeds or expenses were made to persons other than directors, officers, general partners of the registrant or their associates, persons owning 10% or more of any class of securities of the Registrant or affiliates of the registrant.

         (c) ISSUER PURCHASES OF EQUITY SECURITIES. Not applicable.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------

         The Registrant's consolidated financial statements are incorporated herein by reference from the Annual Report.

ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES.
--------  ------------------------

         (a) Evaluation of disclosure controls and procedures. The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.
--------  ------------------

         Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
------- ------------------------------------------------------------------------
        WITH SECTION 16(a) OF THE EXCHANGE ACT
        --------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2005 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information." The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer. A copy of the Company's Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, Roebling Financial Corp, Inc., Route 130 South and Delaware Avenue, Roebling, New Jersey 08554.

ITEM 10.  EXECUTIVE COMPENSATION
--------  ----------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------  ----------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

         (a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                  The information required by this item is incorporated herein by reference from the section in the Proxy Statement captioned "Principal Holders."

         (b)      SECURITY OWNERSHIP OF MANAGEMENT

                  The information required by this item is incorporated herein by reference to the information in the Proxy Statement contained under the section captioned "Proposal I - Election of Directors."

         (c)      CHANGES IN CONTROL

                  Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

         (d)      SECURITIES AUTHORIZED FOR ISSUANCE UNDER  EQUITY  COMPENSATION
                  PLANS

         Set forth below is information as of September 30, 2004 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                                         EQUITY COMPENSATION PLAN INFORMATION

                                                                                             Number of securities
                                       Number of securities        Weighted-average        remaining available for
                                         to be issued upon        exercise price of         future issuance under
                                            exercise of              outstanding          equity compensation plans
                                       outstanding options,       options, warrants         (excluding securities
                                       warrants and rights           and rights           reflected in column (a))
                                       -------------------           ----------           ------------------------
Equity compensation plans
approved by shareholders:

1999 Stock Option Plan..............            37,284                  $3.595                      40,386

1999 Restricted Stock Plan..........            14,910                       0                      13,048

Equity compensation plans
not approved by
shareholders(1).....................                 0                       0                           0
                                                ------                  ------                      ------
     TOTAL.........................             52,194                  $3.595                      53,434
                                                ======                  ======                      ======

----------
(1)  Not applicable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

         The information required by this item is incorporated herein by reference to the Proxy Statement contained under the section captioned "Certain Relationships and Related Transactions."

ITEM 13.  EXHIBITS
--------  --------

         List of Exhibits:

          3.1     Certificate of Incorporation*
          3.2     Bylaws*
          4.0     Form of Stock Certificate**
         10.1+    Directors' Consolidation and Retirement Plan**
         10.2+    Roebling Bank Stock Option Plan***
         10.4+    Roebling Bank Restricted Stock Plan***
         10.5+    Employment Agreement between Janice A. Summers and Roebling Bank**
         10.6+    Employment Agreement between Frank. J. Travea, III and Roebling Bank**
         13       2004 Annual Report to Shareholders
         21       Subsidiaries
         23       Consent of Independent Auditors
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
         32       Section 1350 Certification

------------
+    Management contract or compensatory plan or arrangement.

* Incorporated herein by reference to the Company's Form 8-A (File No. 0-50969) filed with the Commission on September 30, 2004.

** Incorporated herein by reference to the Company's Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.

*** Incorporated herein by reference to Company's Registration Statement on Form S-8 (File No. 333- 119839) filed with the Commission on October 20, 2004.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------   --------------------------------------

         The   information   set  forth  under  the  caption   "Proposal  II  --
Ratification of Independent Auditors" in the Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 28, 2004.


                                ROEBLING FINANCIAL CORP, INC.


                                By:        /s/Frank J. Travea, III
                                           -------------------------------------
                                           Frank J. Travea, III
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of December 28, 2004.



/s/ John J. Ferry                          /s/ Frank J. Travea, III
-------------------------------------      ------------------------------------------------
Chairman of the Board                      President and Chief Executive Officer
                                           (Principal Executive Officer)

/s/George Nyikita                          /s/Mark V. Dimon
-------------------------------------      ------------------------------------------------
George Nyikita                             Mark V. Dimon
Director                                   Director and Treasurer


/s/Robert R. Semptimphelter, Sr.           /s/Joan K. Geary
-------------------------------------      ------------------------------------------------
Robert R. Semptimphelter, Sr.              Joan K. Geary
Director                                   Director and Secretary


/s/John A. LaVecchia                       /s/Janice A. Summers
-------------------------------------      ------------------------------------------------
John A. LaVecchia                          Janice A. Summers
Director                                   Senior Vice President, Chief Operating Officer
                                           and Chief Financial Officer (Principal Financial
                                           and Accounting Officer)
