Form 10QSB
period 2004-12-31
Roebling Financial Corp, Inc.
filed 2005-01-31
CIK 1293283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2004
                                 -----------------

                                       OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

                         Commission file number 0-50969

                          ROEBLING FINANCIAL CORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

          New Jersey                                             55-0873295
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                              identification no.)



Route 130 South and Delaware Avenue, Roebling New Jersey             08554
--------------------------------------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number, including area code  (609) 499-0355
                                                --------------


                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the Issuer 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports); and 2) has been
subject to such filing requirements for the past 90 days; Yes  X     No
                                                              ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 30, 2005

        Class                                            Outstanding
---------------------------                           ----------------
$.10 par value common stock                           1,687,403 shares

         Transitional Small Business Disclosure format (check one)
                                    Yes         No   X
                                        ---         ---

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2004

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.  Consolidated Financial Statements and Notes Thereto              1 - 5
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     6 - 9
Item 3.  Controls and Procedures                                            9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 10
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       10
Item 3.  Defaults upon Senior Securities                                   10
Item 4.  Submission of Matters to a Vote of Security Holders               10
Item 5.  Other Information                                                 10
Item 6.  Exhibits                                                          10

SIGNATURES                                                                 11

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)
(In Thousands)

                                                                             December 31,   September 30,
                                                                                 2004            2004
                                                                             ------------   -------------
Assets

Cash and due from banks                                                       $  1,255        $ 1,820
Interest-bearing deposits                                                          147          1,877
                                                                              --------        -------
     Total cash and cash equivalents                                             1,402          3,697

Certificates of deposit                                                            500          1,200
Securities available for sale                                                   30,183         24,172
Securities held to maturity                                                        752            979
Loans held for sale                                                                  -            148
Loans receivable, net                                                           66,996         64,376
Accrued interest receivable                                                        398            389
Federal Home Loan Bank of New York stock, at cost                                  558            558
Premises and equipment                                                           1,800          1,726
Other assets                                                                       216            127
                                                                              --------        -------
     Total assets                                                             $102,805        $97,372
                                                                              ========        =======
Liabilities and Stockholders' Equity

Liabilities

Deposits                                                                       $80,755        $79,817
Borrowed funds                                                                   5,400          1,000
Advances from borrowers for taxes and insurance                                    427            439
Other liabilities                                                                  596            562
                                                                              --------        -------
     Total liabilities                                                          87,178         81,818
                                                                              --------        -------

Stockholders' equity

Serial preferred stock, $.10 par value; 5,000,000 shares authorized;
  none issued                                                                        -              -
Common stock; $0.10 par value; 20,000,000 shares authorized;
  1,687,403 issued                                                                 169            169
Additional paid-in-capital                                                      10,154         10,151
Unallocated employee stock ownership plan shares                                  (757)          (776)
Retained earnings - substantially restricted                                     6,105          5,936
Accumulated other comprehensive income - unrealized gain
  on securities available for sale, net of tax                                     (44)            74
                                                                              --------        -------
     Total stockholders' equity                                                 15,627         15,554
                                                                              --------        -------
     Total liabilities and stockholders' equity                               $102,805        $97,372
                                                                              ========        =======

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In Thousands)
                                                                       For the Three Months Ended
                                                                              December 31,
                                                                       --------------------------
                                                                           2004          2003
                                                                         -------        -------
Interest income:
   Loans receivable                                                      $   931        $   860
   Securities                                                                249            191
   Other interest-earning assets                                              18             16
                                                                         -------        -------
        Total interest income                                              1,198          1,067
                                                                         -------        -------
Interest expense:
   Deposits                                                                  226            239
   Borrowed funds                                                             32             --
                                                                         -------        -------
        Total interest expense                                               258            239
                                                                         -------        -------

Net interest income before provision for loan losses                         940            828
Provision for loan losses                                                     17             12
                                                                         -------        -------
        Net interest income after provision for loan losses                  923            816
                                                                         -------        -------
Non-interest income:
   Loan fees and late charges                                                 12             13
   Account servicing and other                                               104            102
   Gain on sale of loans                                                       2              2
                                                                         -------        -------
        Total non-interest income                                            118            117
                                                                         -------        -------

Non-interest expense:
   Compensation and benefits                                                 418            401
   Occupany and equipment                                                     78             79
   Service bureau and data processing                                         98            102
   Other expense                                                             151            145
                                                                         -------        -------
        Total non-interest expense                                           745            727
                                                                         -------        -------

        Income before provision for income taxes                             296            206
Provision for income taxes                                                   127             88
                                                                         -------        -------
        Net income                                                           169            118

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities available for sale, net of tax      (118)            12
                                                                         -------        -------
Comprehensive income                                                     $    51        $   130
                                                                         =======        =======

Earnings per common share:
  Basic                                                                  $  0.11        $  0.07
  Diluted                                                                $  0.10        $  0.07

Weighted average number of shares outstanding:
  Basic                                                                    1,597          1,662
  Diluted                                                                  1,621          1,675

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)
                                                                                                  Accumulated
                                                    Additional                                       Other
                                      Common         Paid-in        Unallocated     Retained    Comprehensive
                                      Stock          Capital        ESOP Shares     Earnings        Income         Total
                                      ------       -----------      -----------     --------    --------------     -----
Balance at September 30, 2004         $169          $10,151          ($776)        $5,936            $ 74         $15,554

Net income for the three months
  ended December 31, 2004               -                 -              -            169               -             169

Change in unrealized gain on
  securities available for sale,
  net of income taxes                   -                 -              -              -            (118)           (118)

Amortization of ESOP shares             -                 3             19              -               -              22
                                      ----          -------          -----         ------            ----         -------
Balance at December 31, 2004          $169          $10,154          ($757)        $6,105            ($44)        $15,627
                                      ====          =======          =====         ======            ====         =======


See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)
                                                                                For the Three Months Ended
                                                                                     December 31,
                                                                                -------------------------
                                                                                 2004              2003
                                                                                -------          -------
Cash flows from operating activities:
   Net income                                                                      $169             $118
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                                38               39
         Amortization of premiums and discounts, net                                  3               19
         Amortization of deferred loan fees and costs, net                            3                -
         Provision for loan losses                                                   17               12
         Originations of loans held for sale, net of repayments                    (251)               -
         Gain on sale of loans                                                       (2)              (2)
         Proceeds from sale of loans held for sale                                  401                -
         (Increase) decrease in other assets                                        (12)              95
         (Increase) decrease in accrued interest receivable                          (9)              37
         Increase (decrease) in other liabilities                                    34              (50)
         Amortization of ESOP shares                                                 22                9
                                                                                -------          -------
                   Net cash provided by operating activities                        413              277
                                                                                -------          -------

Cash flows from investing activities:
    Proceeds from maturities of certificates of deposit                             700              200
    Purchase of securities available for sale                                    (8,757)          (1,500)
    Proceeds from payments and maturities of securities available for sale        2,547            3,336
    Purchase of securities held to maturity                                           -             (140)
    Proceeds from payments and maturities of securities held to maturity            228              413
    Loan originations, net of principal repayments                               (2,640)          (2,297)
    Proceeds from sale of loans                                                       -              218
    Purchase of premises and equipment                                             (112)              (3)
                                                                                -------          -------
                   Net cash (used in) provided by investing activities           (8,034)             227
                                                                                -------          -------

Cash flows from financing activities:
    Net increase in deposits                                                        938              863
    Net increase (decrease) in short-term borrowed funds                          1,400           (1,200)
    Proceeds from long-term borrowed funds                                        3,000                -
    Decrease in advance payments by borrowers for taxes
      and insurance                                                                 (12)              (8)
                                                                                -------          -------
                   Net cash provided by (used in) financing activities            5,326             (345)
                                                                                -------          -------

    Net (decrease) increase in cash and cash equivalents                         (2,295)             159
    Cash and cash equivalents at beginning of period                              3,697            2,031
                                                                                -------          -------
    Cash and cash equivalents at end of period                                  $ 1,402          $ 2,190
                                                                                =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for:
        Interest on deposits and borrowed funds                                     258              238
        Income taxes                                                                 15                -

See notes to unaudited consolidated financial statements.

                          ROEBLING FINANCIAL CORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Roebling Financial Corp, Inc. (the "Company") have been prepared in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair statement of results for the interim period.

The results of operations for the three months ended December 31, 2004, are not necessarily indicative of the results to be expected for the year ending September 30, 2005, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2004 included in the Company's Annual Report on Form 10-KSB.


NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the quarter by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Employee Stock Ownership Plan ("ESOP"). Diluted earnings per share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effect of outstanding stock options and compensation grants, if dilutive, using the treasury stock method.

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

     On September 30, 2004, Roebling Financial Corp., MHC (the "MHC") completed its reorganization into stock form and the Company succeeded to the business of the MHC's former federal mid-tier holding company subsidiary. Each outstanding share of common stock of the former mid-tier holding company was converted into
3.9636 shares of common stock of the Company. As part of the transaction, the Company sold a total of 910,764 shares to the public at $10 per share, including 72,861 shares purchased by the Company's employee stock ownership plan with funds borrowed from the Company. The Company's business is conducted primarily through its wholly-owned subsidiary, Roebling Bank (the "Bank"). References to the Company or Registrant refer to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

OVERVIEW

     At December 31, 2004, the Company had total assets, deposits and stockholders' equity of $102.8 million, $80.8 million and $15.6 million, respectively. For the three months ended December 31, 2004, the Company reported net income of $169,000, or $.10 per diluted share, compared to $118,000, or $.07 per diluted share, for the same period in 2003.

CHANGES IN FINANCIAL CONDITION

     Total assets increased by $5.4 million to $102.8 million at December 31, 2004, from $97.4 million at September 30, 2004. Investment securities increased by $5.8 million, or 23.0%, while cash and cash equivalents and investments in certificates of deposit decreased by $2.3 million and $700,000, respectively. Loans receivable, net increased by $2.6 million, or 4.1%. Investment securities increased to $30.9 million at December 31, 2004 from $25.1 million at September 30, 2004. Investment securities purchased during the quarter totaled $8.8 million, all of which are available for sale, while $2.8 million was received from payments and calls. Loans receivable, net increased to $67.0 million at December 31, 2004 from $64.4 million at September 30, 2004. The increase in loans receivable, net was primarily attributable to an increase of $1.1 million in the commercial real estate portfolio and $1.0 million in home equity loans. Deposits increased by $938,000 to $80.8 million at December 31, 2004 from $79.8 million at September 30, 2004. Borrowed funds increased by $4.4 million during the same period, to $5.4 million at December 31, 2004 from $1.0 million at September 30, 2004. $1.4 million of the increase was in the overnight line of credit, while $3.0 million was in long-term borrowings.

RESULTS OF OPERATIONS

     NET INTEREST INCOME. For the three-months ended December 31, 2004, the Company reported net interest income before provision for loan losses of $940,000, which represents an increase of $112,000 or 13.5% over the same period in 2003. The increase in net interest income was the result of an increase in interest income of $131,000, partially offset by an increase in interest expense of $19,000. The interest rate spread was 3.53% for the three months ended December 31, 2004 compared to 3.70% for the three months ended December 31, 2003, while the net interest margin was 3.88% for the 2004 period compared to 3.95% for the 2003 period. After a period of historically low interest rates, the Federal Reserve began tightening monetary policy in June, 2004, and has increased the Federal Funds rate five times, by 25 basis points each time, since then. The yield curve has flattened in that time period, as short-term rates have risen, but long-term rates have actually declined. Reflecting the current rate environment, the Company's spread and margin have compressed slightly, as the average yield on total interest-earning assets declined while the overall cost of funds increased.

     The average balance of total interest-earning assets for the three months ended December 31, 2004 increased by $13.3 million compared to the three months ended December 31, 2003, while the average yield decreased to 4.94% from 5.08%. The increase in total interest income of $131,000 for the three months ended December 31, 2004 is comprised primarily of an increase in interest income of $71,000 on loans receivable and $58,000 on investment securities. While average loan receivable balances increased by $8.3 million for the three months ended December 31, 2004 compared to the same 2003 period, the average yield declined to 5.71% from 6.01%. For the three months ended December 31, 2004, the average balance of investment securities increased by $4.6 million compared to the same 2003 period, while the average yield increased to 3.43% from 3.12%. The average balance of other interest-earning assets increased by $377,000 for the three months ended December 31, 2004 compared to the three months ended December 31, 2003, while the yield fell to 2.62% from 2.81%.

     Average interest-bearing liabilities increased by $3.7 million for the three months ended December 31, 2004 compared to the three months ended December 31, 2003. The cost of interest-bearing liabilities increased to 1.41% for the three-month period ended December 31, 2004, compared to 1.38% for the same period of 2003.

     PROVISION FOR LOAN LOSSES. The provision for loan losses was $17,000 for the three-month period ended December 31, 2004, compared to $12,000 for the same period in 2003. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

     NON-INTEREST INCOME. Non-interest income increased slightly, to $118,000 for the three months ended December 31, 2004, compared to $117,000 for the same period in 2003, with the increase attributable to higher account servicing and other fees.

     NON-INTEREST EXPENSE. Non-interest expense increased $18,000, or 2.5%, to $745,000 for the three-month period ended December 31, 2004 from $727,000 for the same 2003 period. The most significant increase was in compensation and benefits, which increased by $17,000, or 4.2%. The largest component of that increase relates to the costs of the ESOP, which increased by $13,000 for the three months ended December 31, 2004 compared to the same 2003 period. The additional costs are attributable to the additional shares purchased by the ESOP in conjunction with the second-step conversion.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased $39,000 to $127,000 for the three months ended December 31, 2004 compared to the 2003 periods as a result of an increase in net income before tax. The Company's effective tax rate remained approximately the same at 43%.

LIQUIDITY AND REGULATORY CAPITAL COMPLIANCE

     On December 31, 2004, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                           Amount           Percent
                                                           ------           -------
Tangible capital                                          $11,258            10.94%
Tangible capital requirement                                1,543             1.50%
                                                          -------            -----
Excess over requirement                                   $ 9,715             9.44%
                                                          =======            =====

Core capital                                              $11,258            10.94%
Core capital requirement                                    4,115             4.00%
                                                          -------            -----
Excess over requirement                                   $ 7,143             6.94%
                                                          =======            =====

Risk-based capital                                        $11,771            19.47%
Risk-based capital requirement                              4,836             8.00%
                                                          -------            -----
Excess over requirement                                   $ 6,935            11.47%
                                                          =======            =====

     The Company anticipates that it will have sufficient funds available to meet its current commitments. As of December 31, 2004, the Bank had outstanding commitments to originate loans of $2.4 million. At December 31, 2004, there were commitments on unused lines of credit of $10.0 million and $123,000 in outstanding commercial letters of credit. Certificates of deposit scheduled to mature in one year or less as of December 31, 2004, totaled $13.9 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

ADDITIONAL KEY OPERATING RATIOS
                                                  At or for the Three Months
                                                     Ended December 31,
                                                  --------------------------
                                                   2004(1)        2003(1)
                                                   ------         ------

Earnings per common share (2):
    Basic                                         $   0.11     $   0.07
    Diluted                                       $   0.10     $   0.07
Return on average assets (1)                           .67%         .53%
Return on average equity (1)                          4.32%        6.51%
Interest rate spread (1)                              3.53%        3.70%
Net interest margin (1)                               3.88%        3.95%
Non-interest expense to average assets (1)            2.95%        3.28%
Non-performing assets to total assets                  .10%         .22%
Non-performing loans to total loans                    .15%         .34%


                                                     At  December 31,
                                                   2004            2003
                                                   ----            ----

Book value per share (3)                           $9.25          $4.34
_______________
(1)      The ratios for the three-month periods presented are annualized.
(2) The average number of shares outstanding during the three months ended December 31, 2004, was 1,597,423 basic and 1,621,279 diluted. The average number of shares outstanding during the three months ended December 31, 2003, was 1,661,652 basic and 1,675,418 diluted, as adjusted to reflect the 3.9636 exchange ratio in the second-step conversion.
(3) There were 1,687,403 shares outstanding as of December 31, 2004 and 1,686,512 shares outstanding as of December 31, 2003, as adjusted to reflect the 3.9636 exchange ratio in the second-step conversion.


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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          (a)   Not applicable.
          (b)   Not applicable

ITEM 6.   EXHIBITS

          List of Exhibits:

             3.1      Certificate of Incorporation*
             3.2      Bylaws*
             4.0      Form of Stock Certificate**
             10.2     Directors' Retirement Plan**
             10.3     Stock Option Plan***
             10.4     Restricted Stock Plan***
             10.5     Employment Agreement between Janice A. Summers and
                        Roebling Bank**
             10.6     Employment Agreement between Frank J. Travea, III and
                        Roebling Bank**
             31       Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive
                        Officer and Chief Financial Officer
             32       Section 1350 Certification


__________________
* Incorporated herein by reference to the Company's Form 8-A (File No. 0-59069) filed with the Commission on September 30, 2004.
** Incorporated herein by reference to the Company's Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.
*** Incorporated herein by reference to Company's Registration Statement on Form S-8 (File No. 333- 119839) filed with the Commission on October 20, 2004.

                          ROEBLING FINANCIAL CORP, INC.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ROEBLING FINANCIAL CORP, INC.


Date:  January 31, 2005          By: /s/ Frank J. Travea, III
                                     -------------------------------------------
                                     Frank J. Travea, III
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

Date:  January 31, 2005          By: /s/ Janice A. Summers
                                     -------------------------------------------
                                     Janice A. Summers
                                     Senior Vice President, Chief Operating
                                     Officer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)