Form 10QSB
period 2005-03-31
Roebling Financial Corp, Inc.
filed 2005-05-11
CIK 1293283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2005
                               -------------------------------------------------

                                       OR

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                    to
                               ------------------    -----------------

                         Commission file number 0-50969
                                                -------

                          ROEBLING FINANCIAL CORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

         New Jersey                                     55-0873295
----------------------------                ------------------------------------
(State or other jurisdiction                (I.R.S. employer identification no.)
of incorporation or organization)

         Route 130 South and Delaware Avenue, Roebling New Jersey 08554
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code  (609) 499-9400
                                                --------------

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the Issuer 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports); and 2) has been
subject to such filing requirements for the past 90 days; Yes  X    No
                                                              ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 11, 2005

           Class                                          Outstanding
---------------------------                            ----------------
$.10 par value common stock                            1,710,045 shares

            Transitional Small Business Disclosure format (check one)
                                Yes       No  X
                                    ---      ---

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.  Consolidated Financial Statements and Notes Thereto               1 - 6
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7-11
Item 3.  Controls and Procedures                                              11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          12
Item 3.  Defaults upon Senior Securities                                      12
Item 4.  Submission of Matters to a Vote of Security Holders               12-13
Item 5.  Other Information                                                    13
Item 6.  Exhibits                                                             13

SIGNATURES                                                                    14

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In Thousands)

                                                                                    March 31,  September 30,
                                                                                      2005         2004
                                                                                   ---------    ---------
Assets

Cash and due from banks                                                            $   1,951    $   1,820
Interest-bearing deposits                                                                413        1,877
                                                                                   ---------    ---------
     Total cash and cash equivalents                                                   2,364        3,697

Certificates of deposit                                                                  500        1,200
Securities available for sale                                                         28,830       24,172
Securities held to maturity                                                              705          979
Loans held for sale                                                                        -          148
Loans receivable, net                                                                 69,658       64,376
Accrued interest receivable                                                              474          389
Federal Home Loan Bank of New York stock, at cost                                        558          558
Premises and equipment                                                                 2,040        1,726
Other assets                                                                             339          127
                                                                                   ---------    ---------
     Total assets                                                                  $ 105,468    $  97,372
                                                                                   =========    =========

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                                           $  80,807    $  79,817
Borrowed funds                                                                         8,100        1,000
Advances from borrowers for taxes and insurance                                          429          439
Other liabilities                                                                        407          562
                                                                                   ---------    ---------
     Total liabilities                                                                89,743       81,818
                                                                                   ---------    ---------

Stockholders' equity

Serial preferred stock, $.10 par value; 5,000,000 shares authorized;
  none issued                                                                              -            -
Common stock; $0.10 par value; 20,000,000 shares authorized; 1,710,045 and
  1,687,403 shares issued at March 31, 2005 and September 30, 2004, respectively         171          169
Additional paid-in-capital                                                            10,321       10,151
Unallocated employee stock ownership plan shares                                        (737)        (776)
Unallocated restricted stock plan shares                                                 (17)           -
Retained earnings - substantially restricted                                           6,258        5,936
Accumulated other comprehensive income (loss) - unrealized gain (loss)
  on securities available for sale, net of tax                                          (271)          74
                                                                                   ---------    ---------
     Total stockholders' equity                                                       15,725       15,554
                                                                                   ---------    ---------

     Total liabilities and stockholders' equity                                    $ 105,468    $  97,372
                                                                                   =========    =========

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

                                                                      For the Three Months Ended
                                                                              March 31,
                                                                         ------------------
                                                                          2005       2004
                                                                         -------    -------
Interest income:
   Loans receivable                                                      $   978    $   852
   Securities                                                                265        187
   Other interest-earning assets                                              14         17
                                                                         -------    -------
        Total interest income                                              1,257      1,056
                                                                         -------    -------

Interest expense:
   Deposits                                                                  236        219
   Borrowed funds                                                             52          1
                                                                         -------    -------
        Total interest expense                                               288        220
                                                                         -------    -------

Net interest income before provision for loan losses                         969        836
Provision for loan losses                                                     24          4
                                                                         -------    -------
        Net interest income after provision for loan losses                  945        832
                                                                         -------    -------

Non-interest income:
   Loan fees and late charges                                                 12         14
   Account servicing and other                                               100         96
   Gain on sale of loans                                                       1          -
                                                                         -------    -------
        Total non-interest income                                            113        110
                                                                         -------    -------

Non-interest expense:
   Compensation and benefits                                                 409        406
   Occupancy and equipment                                                   117         83
   Service bureau and data processing                                         97         99
   Federal insurance premiums                                                  3          3
   Other expense                                                             155        139
                                                                         -------    -------
        Total non-interest expense                                           781        730
                                                                         -------    -------

        Income before provision for income taxes                             277        212
Provision for income taxes                                                   124         91
                                                                         -------    -------
        Net income                                                           153        121

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities available for sale, net of tax      (228)        63
                                                                         -------    -------
Comprehensive income (loss)                                              ($   75)   $   184
                                                                         =======    =======

Earnings per common share:
  Basic                                                                  $  0.10    $  0.07
  Diluted                                                                $  0.09    $  0.07

Weighted average number of shares outstanding:
  Basic                                                                    1,605      1,663
  Diluted                                                                  1,616      1,681

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

                                                                For the Six Months Ended
                                                                        March 31,
                                                                  ------------------
                                                                    2005       2004
                                                                  -------    -------
Interest income:
   Loans receivable                                               $ 1,909    $ 1,712
   Securities                                                         515        378
   Other interest-earning assets                                       31         33
                                                                  -------    -------
        Total interest income                                       2,455      2,123
                                                                  -------    -------

Interest expense:
   Deposits                                                           462        458
   Borrowed funds                                                      84          1
                                                                  -------    -------
        Total interest expense                                        546        459
                                                                  -------    -------

Net interest income before provision for loan losses                1,909      1,664
Provision for loan losses                                              41         16
                                                                  -------    -------
        Net interest income after provision for loan losses         1,868      1,648
                                                                  -------    -------

Non-interest income:
   Loan fees and late charges                                          24         27
   Account servicing and other                                        205        198
   Gain on sale of loans                                                2          2
                                                                  -------    -------
        Total non-interest income                                     231        227
                                                                  -------    -------

Non-interest expense:
   Compensation and benefits                                          826        807
   Occupancy and equipment                                            195        162
   Service bureau and data processing                                 196        201
   Federal insurance premiums                                           6          6
   Other expense                                                      303        281
                                                                  -------    -------
        Total non-interest expense                                  1,526      1,457
                                                                  -------    -------

        Income before provision for income taxes                      573        418
Provision for income taxes                                            251        179
                                                                  -------    -------
        Net income                                                    322        239

Other comprehensive income, net of tax:
   Unrealized loss on securities available for sale, net of tax      (345)        74
                                                                  -------    -------
Comprehensive income (loss)                                       ($   23)   $   313
                                                                  =======    =======

Earnings per common share:
  Basic                                                           $  0.20    $  0.14
  Diluted                                                         $  0.20    $  0.14

Weighted average number of shares outstanding:
  Basic                                                             1,601      1,662
  Diluted                                                           1,619      1,678

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)


                                                                                                    Accumulated
                                             Additional                                               Other
                                  Common      Paid-in      Unallocated  Unallocated     Retained   Comprehensive
                                  Stock       Capital      ESOP Shares   RSP Shares     Earnings      Income       Total
                               -----------  ------------  ------------  -----------   -----------  ------------ ----------

Balance at September 30, 2004        $169       $10,151         ($776)            -       $5,936           $74    $15,554

Net income for the six months
  ended March 31, 2005                  -             -             -             -          322             -        322

Exercise of stock options               2            79             -             -            -             -         81

Common stock acquired by RSP            -            (1)            -           (20)           -             -        (21)

Allocation of RSP shares                -             -             -             3            -             -          3

Amortization of ESOP shares             -             6            39             -            -             -         45

Tax benefit of stock benefit plans      -            86             -             -            -             -         86

Change in unrealized gain on
  securities available for sale,
  net of income taxes                   -             -             -                          -          (345)      (345)
                                     ----       -------         -----          ----       ------         -----    -------

Balance at March 31, 2005            $171       $10,321         ($737)         ($17)      $6,258         ($271)   $15,725
                                     ====       =======         =====          ====       ======         =====    =======

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

                                                                           For the Six Months Ended
                                                                                  March 31,
                                                                             ------------------
                                                                               2005       2004
                                                                             -------    -------
Cash flows from operating activities:
   Net income                                                                $   322    $   239
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                             80         78
         Amortization of premiums and discounts, net                               7         31
         Amortization of deferred loan fees and costs, net                         7          1
         Provision for loan losses                                                41         16
         Originations of loans held for sale, net of repayments                 (602)      (200)
         Gain on sale of loans                                                    (2)        (2)
         Proceeds from sale of loans held for sale                               752        225
         Decrease in other assets                                                 99         24
         (Increase) decrease in accrued interest receivable                      (85)        33
         (Decrease) increase in other liabilities                               (151)        39
         Expense of ESOP and RSP                                                  48         20
                                                                             -------    -------
                   Net cash provided by operating activities                     516        504
                                                                             -------    -------

Cash flows from investing activities:
    Proceeds from maturities of certificates of deposit                          700        200
    Purchase of securities available for sale                                 (8,756)    (3,500)
    Proceeds from payments and maturities of securities available for sale     3,516      6,690
    Purchase of securities held to maturity                                        -       (140)
    Proceeds from payments and maturities of securities held to maturity         275        691
    Loan originations, net of principal repayments                            (5,330)    (3,651)
    Proceeds from sale of loans                                                    -        201
    Purchase of premises and equipment                                          (394)       (18)
                                                                             -------    -------
                   Net cash (used in) provided by investing activities        (9,989)       473
                                                                             -------    -------

Cash flows from financing activities:
    Net increase in deposits                                                     990        568
    Net increase (decrease) in short-term borrowed funds                       2,100     (1,200)
    Proceeds from long-term borrowed funds                                     5,000          -
   (Decrease) increase in advance payments by borrowers for taxes
       and insurance                                                             (10)        24
    Purchase of common shares by RSP                                             (21)         -
    Proceeds from exercise of stock options                                       81          -
                                                                             -------    -------
                   Net cash provided by (used in) financing activities         8,140       (608)
                                                                             -------    -------

    Net (decrease) increase in cash and cash equivalents                      (1,333)       369
    Cash and cash equivalents at beginning of period                           3,697      2,031
                                                                             -------    -------
    Cash and cash equivalents at end of period                               $ 2,364    $ 2,400
                                                                             =======    =======

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest on deposits and borrowed funds                                  544        459
        Income taxes                                                             154        254


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

The results of operations for the three and six months ended March 31, 2005, are not necessarily indicative of the results to be expected for the year ending September 30, 2005, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2004 included in the Company's Annual Report on Form 10-KSB.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Employee Stock Ownership Plan ("ESOP"). Diluted earnings per share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effect of outstanding stock options and compensation grants, if dilutive, using the treasury stock method. Per share data for periods prior to October 1, 2004 has been restated to reflect the second step conversion completed on September 30, 2004.

The following is a summary of the Company's earnings per share calculations:

                                Three Months Ended March 31,    Six Months Ended March 31,
                                ----------------------------    --------------------------
                                      2005         2004               2005          2004
                                      ----         ----               ----          ----

Net income                        $  152,944   $  120,531         $  321,624   $  238,509
                                  ==========   ==========         ==========   ==========

Weighted average common shares
outstanding for computation of
basic EPS (1)                      1,604,991    1,663,206          1,601,207    1,662,429

Common-equivalent shares due
to the dilutive effect of stock
options and RSP awards                11,490       17,860             17,673       15,815
                                  ----------   ----------         ----------   ----------

Weighted average common shares
for computation of diluted EPS     1,616,481    1,681,066          1,618,880    1,678,244
                                  ==========   ==========         ==========   ==========

Earnings per common share:
         Basic                    $      .10   $      .07         $      .20   $      .14
         Diluted                         .09          .07                .20          .14

(1) Excludes unallocated ESOP shares

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

Overview

         At March 31, 2005, the Company had total assets, deposits and stockholders' equity of $105.5 million, $80.8 million and $15.7 million, respectively. For the three months ended March 31, 2005, the Company reported net income of $153,000, or $.09 per diluted share, compared to $121,000, or $.07 per diluted share, for the same period in 2004. For the six months ended March 31, 2005, the Company reported net income of $322,000, or $.20 per diluted share, compared to $239,000, or $.14 per diluted share, for the same period in 2004.

Changes in Financial Condition

         Total assets increased by $8.1 million to $105.5 million at March 31, 2005, from $97.4 million at September 30, 2004. Investment securities increased by $4.4 million, or 17.4%, while cash and cash equivalents and investments in certificates of deposit decreased by $1.3 million and $700,000, respectively. Loans receivable, net increased by $5.3 million, or 8.2%. Investment securities increased to $29.5 million at March 31, 2005 from $25.1 million at September 30, 2004. Investment securities purchased year-to-date totaled $8.8 million, all of which are available for sale, while $3.8 million was received from payments and calls. Loans receivable, net increased to $69.7 million at March 31, 2005 from $64.4 million at September 30, 2004. The majority of the increase in loans receivable, net was attributable to an increase of $3.1 million in the commercial real estate portfolio, with increases also occurring in the one-to-four family, construction and land, and home equity loan portfolios. Deposits increased by $990,000 to $80.8 million at March 31, 2005 from $79.8 million at September 30, 2004. Borrowed funds increased by $7.1 million during the same period, to $8.1 million at March 31, 2005 from $1.0 million at September 30, 2004. $2.1 million of the increase was in the overnight line of credit, while $5.0 million was in long-term borrowings. Stockholder's equity was $15.7 million at March 31, 2005, increasing slightly from $15.6 million at September 30, 2004. The largest components of the change in stockholders' equity for the six months ended March 31, 2005 include net income of $322,000, offset by a $345,000 increase in unrealized losses, adjusted for deferred income taxes, on the portfolio of available-for-sale securities. During the same period, 22,642 shares were issued upon the exercise of stock options at an exercise price of $3.595 per share and 2,101 shares were purchased for the restricted stock plan at a total cost of $21,000. In addition, the amortization of ESOP shares, the allocation of restricted stock plan shares and the tax benefit associated with stock benefit plans added $45,000, $3,000 and $86,000, respectively, to stockholders' equity in the same time period.

Results of Operations

         Net Interest Income. For the three-months ended March 31, 2005, the Company reported net interest income before provision for loan losses of $969,000, which represents an increase of $133,000 or 15.9% over the same period in 2004. The increase in net interest income was the result of an increase in interest income of $201,000, partially offset by an increase in interest expense of $68,000. The interest rate spread was 3.55% for the three months ended March 31, 2005 compared to 3.76% for the three months ended March 31, 2004, while the net interest margin was 3.94% for the 2005 period compared to 4.01% for the 2004 period. For the six-month period ended March 31, 2005, the Company reported net interest income before provision for loan losses of $1,909,000, compared to $1,664,000 for the six months ended March 31, 2004. The interest rate spread was 3.54% for the six months ended March 31, 2005 compared to 3.74% for the six months ended March 31, 2004, while the net interest margin was 3.91% and 3.98%, respectively, for the same periods. After a period of historically low interest rates, the Federal Reserve began tightening monetary policy in June, 2004, and has increased the Federal Funds rate seven times, by 25 basis points each time, since then. The yield curve has flattened in that time period, as short-term rates have risen, but long-term rates have actually declined. Reflecting the current rate environment, the Company's spread and margin have compressed slightly, as the average yield on total interest-earning assets for the six months ended March 31, 2005 declined while the overall cost of funds increased for the same period.

         The average balance of total interest-earning assets for the three months ended March 31, 2005 increased by $15.8 million compared to the three months ended March 31, 2004, while the average yield increased to 5.11% from 5.05%. The increase in total interest income of $201,000 for the three months ended March 31, 2005 is comprised primarily of an increase in interest income of $126,000 on loans receivable and $78,000 on investment securities. While average loan receivable balances increased by $10.2 million for the three months ended March 31, 2005 compared to the same 2004 period, the average yield declined to 5.81% from 5.90%. For the three months ended March 31, 2005, the average balance of investment securities increased by $7.5 million compared to the same 2004 period, while the average yield increased to 3.47% from 3.25%.

         The average balance of total interest-earning assets for the six months ended March 31, 2005 increased by $14.5 million compared to the six months ended March 31, 2004, while the average yield decreased to 5.02% from 5.08%. The increase in total interest income of $332,000 for the six months ended March 31, 2005 is comprised primarily of an increase in interest income of $197,000 on loans receivable and $137,000 on investment securities. While average loan receivable balances increased by $9.3 million for the six months ended March 31, 2005 compared to the same 2004 period, the average yield declined to 5.75% from 5.96%. For the six months ended March 31, 2005, the average balance of investment securities increased by $6.3 million compared to the same 2004 period, while the average yield increased to 3.45% from 3.22%.

         Average interest-bearing liabilities increased by $6.8 million and $5.2 million for the three and six months ended March 31, 2005, respectively, compared to same 2004 periods. The cost of interest-bearing liabilities increased to 1.56% for the three-month period ended March 31, 2005, compared to 1.29% for the same period of 2004. For the six-month period ended March 31, 2005, the cost of interest-bearing liabilities increased to 1.48% from 1.34% for the same period in 2004.

         Provision for Loan Losses. The provision for loan losses was $24,000 and $41,000, respectively, for the three and six-month periods ended March 31, 2005, compared to $4,000 and $16,000 for the same periods in 2004. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

         Non-interest Income. Non-interest income increased slightly, to $113,000 and $231,000 for the three and six months ended March 31, 2005, compared to $110,000 and $227,000 for the same periods in 2004, with the increase attributable to higher account servicing and other fees.

         Non-interest Expense. Non-interest expense increased $51,000, or 7.0%, to $781,000 for the three-month period ended March 31, 2005 and increased $69,000, or 4.7%, to $1,526,000 for the six months ended March 31, 2005, compared to the same periods in 2004. The most significant increases were in occupancy and equipment expense, which increased by $34,000 and $33,000 for the three and six-month periods ended March 31, 2005, respectively. The majority of the increase in occupancy and equipment expense was attributable to the opening of the Bank's new administrative offices in Westampton. The Bank relocated its former Loan Center office, as well as administrative staff formerly located in two other offices, to its new facility. A retail banking center is anticipated to be opened in the same facility in the quarter ended June 30, 2005, which will result in increased expenses in future periods.

Liquidity and Regulatory Capital Compliance

         On March 31, 2005, the Bank was in compliance with its three regulatory capital requirements as follows:

                                                Amount         Percent
                                                ------         -------

Tangible capital                               $11,495          10.85%
Tangible capital requirement                     1,589           1.50%
                                               -------          -----
Excess over requirement                        $ 9,906           9.35%
                                               =======          =====

Core capital                                   $11,495          10.85%
Core capital requirement                         4,237           4.00%
                                               -------          -----
Excess over requirement                        $ 7,258           6.85%
                                               =======          =====

Risk-based capital                             $12,029          19.41%
Risk-based capital requirement                   4,957           8.00%
                                               -------          -----
Excess over requirement                        $ 7,072          11.41%
                                               =======          =====


         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 2005, the Bank had outstanding commitments to originate loans of $3.5 million. At March 31, 2005, there were commitments on unused lines of credit of $9.7 million, undisbursed construction loans of $2.3 million and $123,000 in outstanding letters of credit. Certificates of deposit scheduled to mature in one year or less as of March 31, 2005, totaled $13.8 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.


Additional Key Operating Ratios

                                             At or for the Three Months
                                                  Ended March 31,
                                                2005(1)        2004(1)
                                             ---------       ---------

Earnings per common share (2):
    Basic                                    $   0.10        $   0.07
    Diluted                                  $   0.09        $   0.07
Return on average assets (1)                      .59%            .55%
Return on average equity (1)                     3.90%           6.52%
Interest rate spread (1)                         3.55%           3.76%
Net interest margin (1)                          3.94%           4.01%
Non-interest expense to average assets (1)       3.00%           3.32%
Non-performing assets to total assets             .05%            .14%
Non-performing loans to total loans               .08%            .20%

                                                    At  March 31,
                                                2005            2004
                                             ---------       ---------

Book value per share (3)                     $   9.20        $    4.46

----------------
(1)      The ratios for the three-month periods presented are annualized.
(2) The average number of shares outstanding during the three months ended March 31, 2005, was 1,604,991 basic and 1,616,481 diluted. The average number of shares outstanding during the three months ended March 31, 2004, was 1,663,206 basic and 1,681,066 diluted, as adjusted to reflect the 3.9636 exchange ratio in the second-step conversion.
(3) There were 1,710,045 shares outstanding as of March 31, 2005 and 1,686,512 shares outstanding as of March 31, 2004, as adjusted to reflect the 3.9636 exchange ratio in the second-step conversion.

                                            For the Six Months Ended
                                                     March 31,
                                               2005(1)      2004(1)
                                             ---------     ---------

Earnings per common share (2):
    Basic                                    $   0.20      $   0.14
    Diluted                                  $   0.20      $   0.14
Return on average assets (1)                      .63%          .54%
Return on average equity (1)                     4.11%         6.52%
Interest rate spread (1)                         3.54%         3.74%
Net interest margin (1)                          3.91%         3.98%
Non-interest expense to average assets (1)       2.98%         3.30%

--------------
(1)      The ratios for the six-month periods presented are annualized.
(2) The average number of shares outstanding during the six months ended March 31, 2005, was 1,601,207 basic and 1,618,880 diluted. The average number of shares outstanding during the six months ended March 31, 2004, was 1,662,429 basic and 1,678,244 diluted, as adjusted to reflect the 3.9636 exchange ratio in the second-step conversion.



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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

               (a)  Unregistered Sales of Equity Securities. Not Applicable

               (b)  Use of Proceeds. Not Applicable

               (c)  Issuer Purchases of Equity Securities.

-----------------------------------------------------------------------------------------------------------------
                                                                   (c) Total Number       (d) Maximum Number
                                                                  Of Shares (or Units)  (or Approximate Dollar
                                                       (b)        Purchased as Part      Value) of Shares (or
                            (a) Total Number      Average Price    Of Publicly          Units) that May Yet Be
                            Of Shares (or         Paid per Share   Announced Plans       Purchased Under the
Period                      Units) Purchased        (or Unit)       or Programs*         Plans or Programs
-----------------------------------------------------------------------------------------------------------------
January 1 through 31
-----------------------------------------------------------------------------------------------------------------
February 1 through 28       2,101                 9.95                 2,101                   10,948
-----------------------------------------------------------------------------------------------------------------
March 1 through 31
-----------------------------------------------------------------------------------------------------------------
Total                       2,101                 9.95                 2,101                   10,948
-----------------------------------------------------------------------------------------------------------------

*        Consists of open-market purchases by Restricted Stock Plan Trust

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders of the Company was held on January 31, 2005 and the following matters were voted upon:

                  Proposal I - Election of Directors for terms to expire in 2008

                                                     For               Withheld
                                                     ---               --------
                  Joan K. Geary                      1,366,022          56,168
                  Robert R. Semptimphelter, Sr.      1,400,312          21,878

                  Proposal II - Ratification of Appointment of Accountants for the fiscal year ended September 30, 2005

                           For              Against           Abstain
                           ---              -------           -------
                           1,415,330        250               6,610

                  There were no broker non-votes on either of the above proposals.

ITEM 5.           OTHER INFORMATION

                  (a)  Not applicable.

                  (b)  Not applicable

ITEM 6.  EXHIBITS

                  List of Exhibits:
                    3.1  Certificate of Incorporation*
                    3.2  Bylaws
                    4.0  Form of Stock Certificate**
                    10.2 Directors' Retirement Plan**
                    10.3 Stock Option Plan***
                    10.4 Restricted Stock Plan***
                    10.5 Employment  Agreement between Janice A. Summers and
                         Roebling Bank**
                    10.6 Employment  Agreement between Frank J. Travea, III and
                         Roebling Bank**
                    31   Rule 13a-14(a)/15d-14(a) Certifications of  Chief
                         Executive Officer and Chief Financial Officer
                    32   Section 1350 Certification


------------------
* Incorporated herein by reference to the Company's Form 8-A (File No. 0-59069) filed with the Commission on September 30, 2004.
** Incorporated herein by reference to the Company's Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.
*** Incorporated herein by reference to Company's Registration Statement on Form S-8 (File No. 333-119839) filed with the Commission on October 20, 2004.

                          ROEBLING FINANCIAL CORP, INC.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ROEBLING FINANCIAL CORP, INC.


Date:  May 11, 2004         By:  /s/ Frank J. Travea, III
                                 ----------------------------------------------
                                 Frank J. Travea, III
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)

Date:  May 11, 2004         By:  /s/ Janice A. Summers
                                 ----------------------------------------------
                                 Janice A. Summers
                                 Senior Vice President, Chief Operating Officer
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)