Form 10QSB
period 2005-06-30
Roebling Financial Corp, Inc.
filed 2005-08-08
CIK 1293283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2005
                                ------------------------------------------------

                                       OR

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                   to
                               ----------------      ---------------

                         Commission file number 0-50969
                                                -------

                          ROEBLING FINANCIAL CORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

          New Jersey                                    55-0873295
-------------------------------             ------------------------------------
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

Check whether the Issuer 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports); and 2) has been
subject to such filing requirements for the past 90 days;  Yes  X   No
                                                               ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 8, 2005

           Class                                          Outstanding
---------------------------                           ------------------
$.10 par value common stock                           1,710,045 shares

            Transitional Small Business Disclosure format (check one)
                            Yes            No   X
                                ---            ---

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2005

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.  Consolidated Financial Statements and Notes Thereto               1-6
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7-10
Item 3.  Controls and Procedures                                            11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  12
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        12
Item 3.  Defaults upon Senior Securities                                    12
Item 4.  Submission of Matters to a Vote of Security Holders                12
Item 5.  Other Information                                                  12
Item 6.  Exhibits                                                           12

SIGNATURES                                                                  13

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In Thousands)

                                                                                   June 30,   September 30,
                                                                                     2005         2004
                                                                                  ---------    ---------
ASSETS

Cash and due from banks                                                           $   2,320    $   1,820
Interest-bearing deposits                                                               288        1,877
                                                                                  ---------    ---------
     Total cash and cash equivalents                                                  2,608        3,697

Certificates of deposit                                                                 300        1,200
Securities available for sale                                                        28,500       24,172
Securities held to maturity                                                             631          979
Loans held for sale                                                                     128          148
Loans receivable, net                                                                69,733       64,376
Accrued interest receivable                                                             439          389
Federal Home Loan Bank of New York stock, at cost                                       602          558
Premises and equipment                                                                2,133        1,726
Other assets                                                                            276          127
                                                                                  ---------    ---------
     Total assets                                                                 $ 105,350    $  97,372
                                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                          $  82,202    $  79,817
Borrowed funds                                                                        6,200        1,000
Advances from borrowers for taxes and insurance                                         443          439
Other liabilities                                                                       509          562
                                                                                  ---------    ---------
     Total liabilities                                                               89,354       81,818
                                                                                  ---------    ---------

STOCKHOLDERS' EQUITY

Serial preferred stock, $.10 par value; 5,000,000 shares authorized;
  none issued                                                                             -            -
Common stock; $0.10 par value; 20,000,000 shares authorized; 1,710,045 and
  1,687,403 shares issued at June 30, 2005 and September 30, 2004, respectively         171          169
Additional paid-in-capital                                                           10,323       10,151
Unallocated employee stock ownership plan shares                                       (717)        (776)
Unallocated restricted stock plan shares                                                (15)           -
Retained earnings - substantially restricted                                          6,394        5,936
Accumulated other comprehensive income (loss) - unrealized gain (loss)
  on securities available for sale, net of tax                                         (160)          74
                                                                                  ---------    ---------
     Total stockholders' equity                                                      15,996       15,554
                                                                                  ---------    ---------

     Total liabilities and stockholders' equity                                   $ 105,350    $  97,372
                                                                                  =========    =========

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

                                                                    For the Three Months Ended
                                                                               June 30,
                                                                    --------------------------
                                                                           2005      2004
                                                                         -------   -------

Interest income:
   Loans receivable                                                      $ 1,014   $   864
   Securities                                                                257       185
   Other interest-earning assets                                              21        15
                                                                         -------   -------
        Total interest income                                              1,292     1,064
                                                                         -------   -------

Interest expense:
   Deposits                                                                  257       203
   Borrowed funds                                                             61         5
                                                                         -------   -------
        Total interest expense                                               318       208
                                                                         -------   -------

Net interest income before provision for loan losses                         974       856
Provision for loan losses                                                     24         3
                                                                         -------   -------
        Net interest income after provision for loan losses                  950       853
                                                                         -------   -------

Non-interest income:
   Loan fees and late charges                                                 13        14
   Account servicing and other                                                97       103
   Gain on sale of loans                                                       -         -
                                                                         -------   -------
        Total non-interest income                                            110       117
                                                                         -------   -------

Non-interest expense:
   Compensation and benefits                                                 439       393
   Occupancy and equipment                                                   113        79
   Service bureau and data processing                                        101        98
   Federal insurance premiums                                                  3         3
   Other expense                                                             164       138
                                                                         -------   -------
        Total non-interest expense                                           820       711
                                                                         -------   -------

        Income before provision for income taxes                             240       259
Provision for income taxes                                                   104       116
                                                                         -------   -------
        Net income                                                           136       143

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities available for sale, net of tax       111      (270)
                                                                         -------   -------
Comprehensive income (loss)                                              $   247   ($  127)
                                                                         =======   =======

Earnings per common share:
  Basic                                                                  $  0.08   $  0.09
  Diluted                                                                $  0.08   $  0.08

Weighted average number of shares outstanding:
  Basic                                                                    1,623     1,665
  Diluted                                                                  1,628     1,688

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

                                                              For the Nine Months Ended
                                                                        June 30,
                                                              -------------------------
                                                                    2005       2004
                                                                  -------    -------
Interest income:

   Loans receivable                                               $ 2,924    $ 2,575
   Securities                                                         771        563
   Other interest-earning assets                                       52         48
                                                                  -------    -------
        Total interest income                                       3,747      3,186
                                                                  -------    -------

Interest expense:
   Deposits                                                           719        661
   Borrowed funds                                                     145          6
                                                                  -------    -------
        Total interest expense                                        864        667
                                                                  -------    -------

Net interest income before provision for loan losses                2,883      2,519
Provision for loan losses                                              65         19
                                                                  -------    -------
        Net interest income after provision for loan losses         2,818      2,500
                                                                  -------    -------

Non-interest income:
   Loan fees and late charges                                          38         41
   Account servicing and other                                        301        300
   Gain on sale of loans                                                2          2
                                                                  -------    -------
        Total non-interest income                                     341        343
                                                                  -------    -------

Non-interest expense:
   Compensation and benefits                                        1,266      1,199
   Occupancy and equipment                                            308        241
   Service bureau and data processing                                 297        299
   Federal insurance premiums                                           9          9
   Other expense                                                      467        419
                                                                  -------    -------
        Total non-interest expense                                  2,347      2,167
                                                                  -------    -------

        Income before provision for income taxes                      812        676
Provision for income taxes                                            354        294
                                                                  -------    -------
        Net income                                                    458        382

Other comprehensive income, net of tax:
   Unrealized loss on securities available for sale, net of tax      (234)      (196)
                                                                  -------    -------
Comprehensive income                                              $   224    $   186
                                                                  =======    =======

Earnings per common share:
  Basic                                                           $  0.28    $  0.23
  Diluted                                                         $  0.28    $  0.23

Weighted average number of shares outstanding:
  Basic                                                             1,608      1,663
  Diluted                                                           1,622      1,681

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

                                                                                                  Accumulated
                                            Additional                                              Other
                                 Common      Paid-in      Unallocated   Unallocated    Retained  Comprehensive
                                 Stock       Capital      ESOP Shares    RSP Shares    Earnings     Income       Total
                               ----------- ------------- --------------------------------------- ------------  ---------
Balance at September 30, 2004        $169       $10,151        ($776)            -       $5,936        $  74    $15,554

Net income for the nine months
  ended June 30, 2005                   -             -            -             -          458            -        458

Exercise of stock options               2            79            -             -            -            -         81

Common stock acquired by RSP            -            (1)           -           (20)           -            -        (21)

Allocation of RSP shares                -             -            -             5            -            -          5

Amortization of ESOP shares             -             8           59             -            -            -         67

Tax benefit of stock benefit plans      -            86            -             -            -            -         86

Change in unrealized gain on
  securities available for sale,
  net of income taxes                   -             -            -                          -         (234)      (234)
                               ----------  ------------   ----------    ----------   ----------    ---------    -------

Balance at June 30, 2005             $171       $10,323        ($717)         ($15)      $6,394        ($160)   $15,996
                               ==========  ============   ==========    ==========   ==========    =========    =======

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

                                                                         For the Nine Months Ended
                                                                                  June 30,
                                                                         -------------------------
                                                                               2005       2004
                                                                             -------    -------
Cash flows from operating activities:
   Net income                                                                $   458    $   382
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                            132        116
         Amortization of premiums and discounts, net                              11         36
         Amortization of deferred loan fees and costs, net                         9          4
         Provision for loan losses                                                65         19
         Originations of loans held for sale, net of repayments                 (730)      (993)
         Gain on sale of loans                                                    (2)        (2)
         Proceeds from sale of loans held for sale                               752        994
         Increase in other assets                                                (20)       (81)
         (Increase) decrease in accrued interest receivable                      (50)        34
         Increase (decrease) in other liabilities                                 59        (71)
         Expense of ESOP and RSP                                                  72         34
                                                                             -------    -------
                   Net cash provided by operating activities                     756        472
                                                                             -------    -------

Cash flows from investing activities:
    Proceeds from maturities of certificates of deposit                          900        400
    Purchase of securities available for sale                                 (8,756)    (6,000)
    Proceeds from payments and maturities of securities available for sale     4,028      9,021
    Purchase of securities held to maturity                                        -       (140)
    Proceeds from payments and maturities of securities held to maturity         348        805
    Loan originations, net of principal repayments                            (5,431)    (6,915)
    Proceeds from sale of loans                                                    -        200
   (Purchase) redemption of Federal Home Loan Bank stock                         (44)         6
    Purchase of premises and equipment                                          (539)       (82)
                                                                             -------    -------
                   Net cash used in investing activities                      (9,494)    (2,705)
                                                                             -------    -------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                        2,385       (345)
    Net increase in short-term borrowed funds                                    200      2,300
    Proceeds from long-term borrowed funds                                     5,000          -
    Increase  in advance payments by borrowers for taxes
       and insurance                                                               4         48
    Purchase of common shares by RSP                                             (21)         -
    Proceeds from exercise of stock options                                       81          -
                                                                             -------    -------
                   Net cash provided by financing activities                   7,649      2,003
                                                                             -------    -------

    Net decrease in cash and cash equivalents                                 (1,089)      (230)
    Cash and cash equivalents at beginning of period                           3,697      2,031
                                                                             -------    -------
    Cash and cash equivalents at end of period                               $ 2,608    $ 1,801
                                                                             =======    =======

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest on deposits and borrowed funds                              $   864    $   671
        Income taxes                                                             198        259


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

The results of operations for the three and nine months ended June 30, 2005, are not necessarily indicative of the results to be expected for the year ending September 30, 2005, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2004 included in the Company's Annual Report on Form 10-KSB.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Employee Stock Ownership Plan ("ESOP") and Restricted Stock Plan ("RSP"). Diluted earnings per share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effect of outstanding stock options and compensation grants, if dilutive, using the treasury stock method. Per share data for periods prior to October 1, 2004 has been restated to reflect the second step conversion completed on September 30, 2004.

The following is a summary of the Company's earnings per share calculations:

                                Three Months Ended June 30,    Nine Months Ended June 30,
                                ---------------------------    --------------------------
                                     2005         2004            2005         2004
                                  ----------   ----------      ----------   ----------

Net income                        $  136,114   $  143,104      $  457,738   $  381,613
                                  ==========   ==========      ==========   ==========

Weighted average common shares
outstanding for computation of
basic EPS                          1,622,659    1,664,760       1,608,358    1,663,206

Common-equivalent shares due
to the dilutive effect of stock
options and RSP awards                 5,495       22,838          13,613       18,153
                                  ----------   ----------      ----------   ----------

Weighted average common shares
for computation of diluted EPS     1,628,154    1,687,598       1,621,971    1,681,359
                                  ==========   ==========      ==========   ==========

Earnings per common share:
         Basic                    $      .08   $      .09      $      .28   $      .23
         Diluted                         .08          .08             .28          .23


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

Overview

         At June 30, 2005, the Company had total assets, deposits and stockholders' equity of $105.4 million, $82.2 million and $16.0 million, respectively. For the three months ended June 30, 2005, the Company reported net income of $136,000, or $.08 per diluted share, compared to $143,000, or $.08 per diluted share, for the same period in 2004. The decrease in net income for the quarter primarily reflected an increase in non-interest expenses due to the opening of a new administrative center, which offset an improvement in net interest income. For the nine months ended June 30, 2005, the Company reported net income of $458,000, or $.28 per diluted share, compared to $382,000, or $.23 per diluted share, for the same period in 2004. The improvement in net income year-to-date is primarily attributable to increased net interest income as the Company has increased the volume of its interest-earning assets since the completion of its recent stock offering.

Changes in Financial Condition

         Total assets increased by $8.0 million to $105.4 million at June 30, 2005, from $97.4 million at September 30, 2004. Investment securities increased by $4.0 million, or 15.8%, while cash and cash equivalents and investments in certificates of deposit decreased by $1.1 million and $900,000, respectively. Loans receivable, net increased by $5.3 million, or 8.3%. Investment securities increased to $29.1 million at June 30, 2005 from $25.1 million at September 30, 2004. Investment securities purchased year-to-date totaled $8.8 million, all of which are available for sale, while $4.4 million was received from payments and calls. Loans receivable, net increased to $69.7 million at June 30, 2005 from $64.4 million at September 30, 2004. The majority of the increase in loans receivable, net was attributable to an increase of $3.1 million in the commercial real estate portfolio and $2.2 million in the construction and land portfolios. Deposits increased by $2.4 million to $82.2 million at June 30, 2005 from $79.8 million at September 30, 2004. Borrowed funds increased by $5.2 million during the same period, to $6.2 million at June 30, 2005 from $1.0 million at September 30, 2004. $5.0 million of the increase was in long-term borrowings. Stockholder's equity was $16.0 million at June 30, 2005, increasing slightly from $15.6 million at September 30, 2004. The largest components of the change in stockholders' equity for the nine months ended June 30, 2005 include net income of $458,000, offset by a $234,000 change in the unrealized gain or loss on available-for-sale securities, adjusted for deferred income taxes,. During the same period, 22,642 shares were issued upon the exercise of stock options at an exercise price of $3.595 per share and 2,101 shares were purchased for the restricted stock plan at a total cost of $21,000. In addition, the amortization of ESOP shares, the allocation of restricted stock plan shares and the tax benefit associated with stock benefit plans added $67,000, $5,000 and $86,000, respectively, to stockholders' equity in the same time period.


Results of Operations

         Net Interest Income. For the three-months ended June 30, 2005, the Company reported net interest income before provision for loan losses of $974,000, which represents an increase of $118,000 or 13.8% over the same period in 2004. The increase in net interest income was the result of an increase in interest income of $228,000, partially offset by an increase in interest expense of $110,000. The interest rate spread was 3.49% for the three months ended June 30, 2005 compared to 3.81% for the three months ended June 30, 2004, while the net interest margin was 3.90% for the 2005 period compared to 4.07% for the 2004 period. For the nine-month period ended June 30, 2005, the Company reported net interest income before provision for loan losses of $2,883,000, compared to $2,519,000 for the nine months ended June 30, 2004, an increase of $364,000, or 14.5%. The interest rate spread was 3.52% for the nine months ended June 30, 2005 compared to 3.78% for the nine months ended June 30, 2004, while the net interest margin was 3.91% and 4.01%, respectively, for the same periods. After a period of historically low interest rates, the Federal Reserve began tightening monetary policy in June, 2004, and has increased the Federal Funds rate nine times, by 25 basis points each time, since then. The yield curve has flattened in that time period, as short-term rates have risen, but long-term rates have actually declined. Reflecting the current rate environment, the Company's spread and margin have compressed slightly, as the average yield on total interest-earning assets for the nine months ended June 30, 2005 was unchanged compared to the nine months ended June 30, 2004, while the overall cost of funds increased for the same period.

         The average balance of total interest-earning assets for the three months ended June 30, 2005 increased by $15.7 million compared to the three months ended June 30, 2004, while the average yield increased to 5.18% from 5.03%. The increase in total interest income of $228,000 for the three months ended June 30, 2005 is comprised primarily of an increase in interest income of $150,000 on loans receivable and $72,000 on investment securities. Average loan receivable balances increased by $8.6 million for the three months ended June 30, 2005 compared to the same 2004 period, while the average yield increased to 5.89% from 5.75%, reflecting the increases in higher-yielding loan portfolios. For the three months ended June 30, 2005, the average balance of investment securities increased by $7.1 million compared to the same 2004 period, while the average yield increased to 3.51% from 3.33%.

         The average balance of total interest-earning assets for the nine months ended June 30, 2005 increased by $14.9 million compared to the nine months ended June 30, 2004, while the average yield remained unchanged at 5.07% for both periods. The increase in total interest income of $561,000 for the nine months ended June 30, 2005 is comprised primarily of an increase in interest income of $349,000 on loans receivable and $208,000 on investment securities. While average loan receivable balances increased by $9.0 million for the nine months ended June 30, 2005 compared to the same 2004 period, the average yield declined to 5.80% from 5.88%. For the nine months ended June 30, 2005, the average balance of investment securities increased by $6.6 million compared to the same 2004 period, while the average yield increased to 3.47% from 3.26%.

         Average interest-bearing liabilities increased by $7.1 million and $5.9 million for the three and nine months ended June 30, 2005, respectively, compared to same 2004 periods. The cost of interest-bearing liabilities increased to 1.69% for the three-month period ended June 30, 2005, compared to 1.22% for the same period of 2004. For the nine-month period ended June 30, 2005, the cost of interest-bearing liabilities increased to 1.55% from 1.30% for the same period in 2004.

         Provision for Loan Losses. The provision for loan losses was $24,000 and $65,000, respectively, for the three and nine-month periods ended June 30, 2005, compared to $3,000 and $19,000 for the same periods in 2004. At June 30, 2005, the allowance for loan losses was $549,000 (.78% of the loan portfolio) compared to $486,000 (.78% of the loan portfolio) at June 30, 2004. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

         Non-interest Income. Non-interest income decreased $7,000, or 6.0% to $110,000 for the three months ended June 30, 2005, with the decrease attributable to lower account servicing and other fees collected. For the nine months ended June 30, 2005 non-interest income totaled $341,000 compared to $343,000 for the same period in 2004, with the difference attributable to lower loan fees and late charges.

         Non-interest Expense. Non-interest expense increased $109,000, or 15.3%, to $820,000 for the three-month period ended June 30, 2005 and increased $180,000, or 8.3%, to $2,347,000 for the nine months then ended, compared to the same periods in 2004, with increases in compensation and benefits, occupancy and equipment and other expense. Much of the increase in these categories is attributable to the opening of the Bank's new administrative offices in Westampton. The Bank relocated its former Loan Center office, as well as administrative staff formerly located in two other offices, to its new facility in the quarter ended March 31, 2005. We are also preparing to open a retail banking center in the same facility next quarter, which has resulted in increased expenses in the current quarter. This represents an entry into a new marketplace for the Bank, which we anticipate will enable us to increase our deposit and lending base. Also contributing to the increase in compensation and benefits expense is the cost of the ESOP. Additional costs are attributable to the shares purchased by the ESOP in conjunction with the second-step conversion. We have also had an increase in legal expenses, associated with being a fully public company.


Liquidity and Regulatory Capital Compliance

         On June 30, 2005, the Bank was in compliance with its three regulatory capital requirements as follows:

                                           Amount               Percent
                                           ------               -------

Tangible capital                          $11,646               11.02%
Tangible capital requirement                1,585                1.50%
                                          -------               -----
Excess over requirement                   $10,061                9.52%
                                          =======               =====

Core capital                              $11,646               11.02%
Core capital requirement                    4,225                4.00%
                                          -------               -----
Excess over requirement                   $ 7,421                7.02%
                                          =======               =====

Risk-based capital                        $12,204               19.20%
Risk-based capital requirement              5,086                8.00%
                                          -------               -----
Excess over requirement                   $ 7,118               11.20%
                                          =======               =====


         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 2005, the Bank had outstanding commitments to originate and to sell loans of $7.7 million and $128,000, respectively. At June 30, 2005, there were commitments on unused lines of credit of $9.1 million, undisbursed construction loans of $2.5 million and $132,000 in outstanding letters of credit. Certificates of deposit scheduled to mature in one year or less as of June 30, 2005, totaled $14.1 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

                                                At or for the Three Months
                                                        Ended June 30,
                                                    2005(1)       2004(1)
                                                  --------      --------

Earnings per common share (2):
    Basic                                     $      0.08   $      0.09
    Diluted                                   $      0.08   $      0.08
Return on average assets (1)                          .52%          .64%
Return on average equity (1)                         3.44%         7.61%
Interest rate spread (1)                             3.49%         3.81%
Net interest margin (1)                              3.90%         4.07%
Non-interest expense to average assets (1)           3.12%         3.19%
Non-performing assets to total assets                 .05%          .21%
Non-performing loans to total loans                   .08%          .29%

                                                       At  June 30,
                                                    2005          2004
                                                  --------      --------

Book value per share (3)                      $      9.35   $      4.39

---------------
(1)  The ratios for the three-month  periods  presented are annualized.
(2) The average number of shares outstanding during the three months ended June 30, 2005, was 1,622,659 basic and 1,628,154 diluted. The average number of shares outstanding during the three months ended June 30, 2004, was 1,664,760 basic and 1,687,598 diluted, as adjusted to reflect the 3.9636 exchange ratio in the second-step conversion.
(3) There were 1,710,045 shares outstanding as of June 30, 2005 and 1,686,512 shares outstanding as of June 30, 2004, as adjusted to reflect the 3.9636 exchange ratio in the second-step conversion.


                                              For the Nine Months Ended
                                                        June 30,
                                                  2005(1)       2004(1)
                                                 --------      --------

Earnings per common share (2):
    Basic                                    $      0.28   $      0.23
    Diluted                                  $      0.28   $      0.23
Return on average assets (1)                         .59%          .57%
Return on average equity (1)                        3.88%         6.89%
Interest rate spread (1)                            3.52%         3.78%
Net interest margin (1)                             3.91%         4.01%
Non-interest expense to average assets (1)          3.03%         3.26%

---------------
(1)  The ratios for the nine-month periods presented are annualized.
(2) The average number of shares outstanding during the nine months ended June 30, 2005, was 1,608,358 basic and 1,621,971 diluted. The average number of shares outstanding during the nine months ended June 30, 2004, was 1,663,206 basic and 1,681,359 diluted, as adjusted to reflect the 3.9636 exchange ratio in the second-step conversion.

Controls and Procedures
-----------------------

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

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

ITEM 5.   OTHER INFORMATION

          (a)  Not applicable.
          (b)  Not applicable

ITEM 6.  EXHIBITS

         List of Exhibits:

               3.1  Certificate of Incorporation*
               3.2  Bylaws**
               4.0  Form of Stock Certificate***
              10.2  Directors' Retirement Plan***
              10.3  Stock Option Plan****
              10.4  Restricted Stock Plan****
              10.5  Employment Agreement between Janice A. Summers and Roebling Bank***
              10.6  Employment Agreement between Frank J. Travea, III and Roebling Bank***
               31   Rule   13a-14(a)/15d-14(a)   Certifications  of  Chief  Executive
                    Officer and Chief Financial Officer
               32   Section 1350 Certification

------------------
* Incorporated herein by reference to the Company's Form 8-A (File No. 0-59069) filed with the Commission on September 30, 2004.
** Incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.
*** Incorporated herein by reference to the Company's Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.
**** Incorporated herein by reference to Company's Registration Statement on Form S-8 (File No. 333- 119839) filed with the Commission on October 20, 2004.

                          ROEBLING FINANCIAL CORP, INC.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ROEBLING FINANCIAL CORP, INC.

Date:  August 8, 2005                By:  /s/Frank J. Travea, III
                                          --------------------------------------------------------
                                          Frank J. Travea, III
                                          President and Chief Executive Officer
                                                   (Principal Executive Officer)

Date:  August 8, 2005                By:  /s/Janice A. Summers
                                          --------------------------------------------------------
                                          Janice A. Summers
                                          Senior Vice President, Chief Operating Officer and Chief
                                             Financial Officer
                                          (Principal Financial and Accounting Officer)