Form 10KSB
period 2005-09-30
Roebling Financial Corp, Inc.
filed 2005-12-22
CIK 1293283

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended SEPTEMBER 30, 2005
                               ------------------

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period From                  To
                                        ------------     ------------

                         Commission File Number 0-50969
                                                -------

                          ROEBLING FINANCIAL CORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          NEW JERSEY                                              55-0873295
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

ROUTE 130 SOUTH AND DELAWARE AVENUE, ROEBLING NEW JERSEY           08554
--------------------------------------------------------     -------------------
(Address of Principal Executive Offices)                         (Zip Code)

                    Issuer's Telephone Number: (609) 499-9400
                                               ---------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

     State issuer's revenues for its most recent fiscal year. $5,592,443

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock reported on the OTC Bulletin Board(R) at December 16, 2005, was approximately $13.1 million. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all shareholders beneficially owning more than 10% of the registrant's common stock.

     As of December 16, 2005, there were issued and outstanding 1,710,045 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended September 30, 2005. (Part II)

     2. Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders. (Part III)

     Transitional Small Business Disclosure Format (check one): YES    ; NO  X
                                                                    ---     ---

================================================================================

                                     PART I

FORWARD-LOOKING STATEMENTS

     Roebling Financial Corp, Inc. (the "Company" or "Registrant") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; the Bank's success in establishing new branches; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

     The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the company.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

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

     The Bank, a federally chartered stock savings bank, has four retail offices, two located in Roebling and one located in New Egypt, New Jersey. The fourth office was opened in August, 2005 in the Bank's new administrative center in Westampton, New Jersey. From these locations, the Bank primarily serves the towns of Roebling, Westampton Township, Florence Township and New Egypt. The Bank's secondary market includes Burlington City and Township, Cream Ridge, Wrightstown, Bordentown City, Mt. Holly and Rancocas and Springfield, Mansfield, Bordentown, Plumsted, New Hanover, North Hanover, Eastampton, Hainesport and Lumberton Townships.

     The Company's headquarters are located at Route 130 South and Delaware Avenue, Roebling, New Jersey 08554, its main telephone number is (609) 499-9400 and its website address is www.roeblingbank.com.
                           --------------------

MARKET AREA AND COMPETITION

     Roebling is an established, densely populated blue-collar community characterized by a declining population and a higher proportion of retirees than the nation as a whole. The median age in Roebling is 36.9 years. The estimated median household income for 2004 was $56,843. New Egypt and Westampton are developing suburban markets with a lower population density than Roebling but a higher household growth rate. The median age in New Egypt is 36.0 years and the median household income for 2004 was estimated to be $61,357, while in Westampton the median age and household income are 44.1 years and $63,973, respectively.

     Roebling Bank has two of the four branches located in Roebling and had approximately 71% of the FDIC-insured deposits in Roebling at June 30, 2005 according to data compiled by the FDIC. Two financial institutions, including a Trenton-based community bank, however, opened branches in the past few years just outside the town limits and Roebling Bank has experienced increased competition for deposits from these new entrants. Roebling Bank has one of the two branches in New Egypt and held approximately 41% of the FDIC-insured deposits there at June 30, 2005 according to data compiled by the FDIC. The foregoing data does not reflect deposits held by credit unions.

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

LENDING ACTIVITIES

     The Company's principal lending activity is the origination of loans secured by real property in Southern New Jersey. At September 30, 2005, the Bank's loan portfolio included $37.0 million in loans secured by liens on one-to-four family properties, $16.5 million in home equity loans, $15.5 million in loans secured by commercial real estate, $8.2 million in loans secured by land or properties under construction and $2.1 million in loans secured by multi-family properties. To a lesser extent, the Bank also offers commercial and consumer loans. Substantially all of the Bank's borrowers are located in Southern New Jersey and could be expected to be similarly affected by economic and other conditions in this area. The Company does not believe that there are any other concentrations of loans or borrowers in its portfolio.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated.

                                                                             AT SEPTEMBER 30,
                                                   ---------------------------------------------------------------------
                                                         2005                      2004                      2003
                                                   -----------------      ---------------------     --------------------
                                                    $           %             $           %             $           %
                                                   ---         ---           ---         ---           ---         --
                                                                          (DOLLARS IN THOUSANDS)
Real estate loans:
  One-to-four family.........................      $36,956     45.59%     $34,041        51.25%     $32,470        58.18%
  Multi-family...............................        2,141      2.64        1,170         1.76          190         0.34
  Construction and land......................        8,226     10.15        3.271         4.93          497         0.89
  Commercial real estate ....................       15,479     19.09       10,505        15.82        5,970        10.70
                                                    ------    ------       ------       ------       ------       ------
    Total real estate loans..................       62,802     77.47       48,987        73.76       39,127        70.11
                                                    ------     -----       ------        -----       ------        -----
Consumer and other loans:
  Home equity................................       16,469     20.31       15,555        23.42       14,524        26.02
  Commercial.................................        1,578      1.95        1,531         2.30        1,711         3.07
  Other consumer.............................          220      0.27          344         0.52          449         0.80
                                                   -------    ------      -------       ------      -------       ------
    Total consumer and other loans...........       18,267     22.53       17,430        26.24       16,684        29.89
                                                    ------    ------       ------       ------       ------       ------

Total loans..................................       81,069    100.00%      66,417       100.00%      55,811       100.00%
                                                    ------    ======       ------       ======       ------       ======

Less:
  Loans in process...........................        3,919                  1,578                        --
  Net deferred loan origination fees (costs).           26                   (28)                      (24)
  Allowance for loan losses..................          573                    491                       473
                                                    ------                 ------                    ------

  Total loans, net...........................      $76,551                $64,376                   $55,362
                                                    ======                 ======                    ======

     LOAN MATURITY TABLE. The following table sets forth the contractual maturities of the Company's loan portfolio at September 30, 2005. The table does not reflect anticipated prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities. Demand loans, loans having no stated schedule of payments and no stated maturity and overdrafts are shown as due in one year or less. Amounts shown are net of loans in process.

                                                               DUE AFTER ONE
                                           DUE IN ONE          YEAR THROUGH             DUE AFTER
                                          YEAR OR LESS          FIVE YEARS             FIVE YEARS        TOTAL
                                          ------------          ----------             ----------        -----
                                                               (IN THOUSANDS)
Real estate loans:
  One-to-four family.................        $1,650                $1,184                $34,122        $36,956
  Multi-family.......................            70                     -                  2,071          2,141
  Construction and land..............         3,668                   428                    211          4,307
  Commercial real estate.............           956                 1,931                 12,592         15,479
Consumer and other loans:
  Home equity .......................           275                 2,798                 13,396         16,469
  Commercial.........................           527                   506                    545          1,578
  Other consumer ....................            24                    85                    111            220
                                              -----                 -----                 ------         ------
    Total............................        $7,170                $6,932                $63,048        $77,150
                                              =====                 =====                 ======         ======

     The following table sets forth as of September 30, 2005 the dollar amount of all loans due after September 30, 2006, which have fixed interest rates and floating or adjustable interest rates.

                                                                        FLOATING OR
                                                    FIXED RATES       ADJUSTABLE RATES       TOTAL
                                                    -----------       ----------------       -----
                                                                       (IN THOUSANDS)
Real estate loans:
  One-to-four family real estate................      $22,100            $13,206            $35,306
  Multi-family..................................            -              2,071              2,071
  Construction and land.........................          211                428                639
  Commercial real estate........................        1,149             13,374             14,523
Consumer and other loans:
  Home equity ..................................        9,582              6,612             16,194
  Commercial ...................................          492                559              1,051
  Other consumer................................          146                 50                196
                                                       ------             ------             ------
    Total.......................................      $33,680            $36,300            $69,980
                                                       ======             ======             ======

     ONE-TO-FOUR FAMILY MORTGAGE LOANS. The Company offers first mortgage loans secured by one- to-four family residences in its primary lending area. Typically, such residences are single-family homes that serve as the primary residence of the owner. The Company requires private mortgage insurance on one-to-four, owner-occupied loans with a loan-to-value ratio in excess of 80%. The Company currently offers fixed-rate and adjustable-rate mortgage loans with terms up to 40 years (the Company began offering 40-year loans in fiscal 2005). The Company's adjustable-rate mortgage loans generally have terms of one year or terms in which interest rates are fixed for the first three to ten years and adjust annually thereafter (e.g. "3/1 ARM"). ARM loans are qualified at the fully indexed mortgage rate as of the date of the commitment. The Company offers such loans in an effort to make its assets more interest rate sensitive. Interest rates charged on fixed-rate loans are competitively priced based on the local market. The Company also offers mortgage loans on non-owner occupied one-to-four family residences. Such loans are generally offered with variable rates or balloons which typically adjust or mature, respectively, within 5 years. Renewal of balloon mortgage loans is based on the credit history as well as the current qualification of the borrower at the time of renewal. Loan origination fees on loans are generally 0% to 3% of the loan amount depending on the market rate and customer demand.

     The Company generally retains adjustable and shorter-term, fixed-rate loans in its portfolio and sells qualifying longer-term fixed-rate loans to Fannie Mae and retains the servicing rights. Generally, fixed-rate loans have a 10 to 40 year term. Non-conforming, fixed-rate loans are both retained in the Company's portfolio and sold in the secondary market to private entities, servicing released. At September 30, 2005 there were no loans classified as held for sale. See "-- Loan Servicing, Purchases and Sales."

     CONSTRUCTION AND LAND LENDING. The Company originates residential and commercial construction loans and loans secured by undeveloped land. Construction loans are classified as either pre- sold or speculative real estate loans at the time of origination, depending on whether a buyer is under contract of sale. The Company's construction lending activities generally are limited to the counties within or surrounding its primary market areas and are primarily made to local individuals for the purpose of constructing their primarily single-family residence, to real estate builders or developers for the purpose of constructing primarily single-family residential houses or developments or to business customers for owner-occupied use. The Company's commercial construction lending generally involves multi-family investment properties or retail buildings. Land loans are generally made to builders and developers for the purpose of constructing improvements thereon.

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

     To limit its risk on construction and land loans, the Company requires the involvement of an experienced builder and requires personal guarantees from the principals of the borrower. The Company seeks to further mitigate the risk of construction lending by only disbursing funds on a pre-approved draw schedule. Advances are only made after scheduled work has been completed as confirmed by an independent inspection. In addition, all construction properties are appraised on both an "as is" and an "as completed" basis to ensure that unadvanced funds will be sufficient to complete the project. The Company attempts to address the risks of land lending by requiring a loan-to-value ratio no greater than 50%. In addition, the Company does not generally make land loans on a speculative basis.

     COMMERCIAL AND MULTI-FAMILY REAL ESTATE LOANS AND COMMERCIAL BUSINESS LOANS. Commercial real estate loans are permanent loans secured by improved property such as office buildings, churches, small business facilities and other non-residential buildings in the Company's primary market area. Multi-family residential loans are permanent loans served by residential buildings containing five or more units. Interest rates on commercial and multi-family loans are generally slightly higher than those offered on residential loans. Commercial and multi-family real estate loans are generally originated in amounts of up to 80% of the appraised value or purchase price of the mortgaged property (whichever is lower). The commercial and multi-family real estate loans in the Company's portfolio generally consist of balloon or adjustable-rate loans which were originated at prevailing market rates.

     The Company's commercial business loans are generally secured by business assets, such as accounts receivable, or equipment and inventory, as well as real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business.

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

     CONSUMER  LOANS.  The  Company  originates  home  equity  loans  secured by single-family residences. These loans are made only on owner-occupied, single-family residences and generally are originated as fixed-rate loans with terms of one to twenty years or variable- rate lines of credit tied to the prime rate. The loans are generally subject to an 80% combined loan-to-value limitation including any other outstanding mortgages or liens. The Company's remaining consumer loans consist primarily of new and used mobile home loans, new and used automobile loans, account loans and unsecured personal loans.

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

     LOANS-TO-ONE-BORROWER LIMIT. Under federal law, a federal savings bank generally may not lend to one borrower in an amount greater than higher of $500,000 or 15% of its unimpaired capital and surplus. At September 30, 2005, our loans-to-one-borrower limit was approximately $1.9 million.

     At September 30, 2005, the largest amount of loans we had outstanding to any one borrower or group of borrowers was $1.7 million, which consisted of one loan secured by a hotel. Our next largest lending relationship was $1.3 million and consisted of two lines of credit secured by residential investment properties and a loan secured by an office building. At September 30, 2005, the outstanding balance was $902,000.

     LOAN ORIGINATIONS AND APPROVAL AUTHORITY. Loan originations are generally obtained from existing customers, members of the local community, and referrals from real estate brokers, lawyers, accountants, and current and past customers within the Company's lending area.

     Upon receipt of any loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant's employment, income and credit standing. An appraisal or valuation determination, subject to regulatory requirements, of the real estate intended to secure the proposed loan is undertaken. The President has lending authority to make mortgage loans, secured and commercial loans and unsecured loans of up to $200,000, $100,000 and $5,000, respectively, while the Bank's Chief Operating Officer and Loan Officers have lesser lending authorities to make secured and unsecured loans. A Loan Officer Committee of management has the authority to make secured loans up to $300,000. All other loans must be approved by the Board of Directors. All loans originated or purchased are underwritten by a lending officer, subject to the loan underwriting policies as approved by the Board of Directors. All purchased and originated loans are approved or ratified by the Board of Directors.

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

     The Company generally underwrites fixed-rate, one-to-four family mortgage loans pursuant to Fannie Mae guidelines to facilitate sale in the secondary market. Fixed-rate mortgage loans may be sold with servicing retained. Non-conforming, fixed-rate loans are generally sold in the secondary market to private entities, and the servicing of such loans is not retained. Commercial purpose loans or participations may be sold, generally to stay within loan-to-one-borrower limits and generally with servicing retained. During the year ended September 30, 2005, the Company sold $988,000 of one-to-four family mortgage loans. The Company had no loans held-for-sale at September 30, 2005. The Company recognized loan servicing fees of $20,000 for the year ended September 30, 2005. As of September 30, 2005, loans serviced for others totaled $7.7 million.

     The Company sells participations in its commercial real estate, multi-family and construction loans to other banks and purchases participations in commercial real estate, multi-family and construction loans from other banks. Roebling Bank also purchases participations in affordable housing and community development loans originated by the Thrift Institutions Community Investment Corporation of New Jersey ("TICIC"). Participations are sold without recourse and are accounted for as sales in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Participation agreements generally give transferees the right to pledge their ownership interests. A right of first refusal is required to be given to other participants before ownership interests are sold or assigned.

     LOAN COMMITMENTS. The Company issues written commitments to prospective borrowers on all approved mortgage loans which generally expire within 30 days of the date of issuance. The Company charges a lock-in fee to lock in mortgage rates. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended up to 60 days. At September 30, 2005, the Company had $8.9 million of outstanding commitments to fund loans, $7.8 million of unused lines of credit, and $132,000 in outstanding letters of credit.

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

     Uncollected interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is reestablished, in which case the loan is returned to accrual status. At a minimum, an allowance is generally established for all interest payments that are more than 90 days delinquent.

     NON-PERFORMING ASSETS. The following table sets forth information regarding non-accrual loans and real estate owned, as of the dates indicated. The Company has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") No. 15 and no impaired loans within the meaning of SFAS No. 114, as amended by SFAS No. 118.

                                                             AT SEPTEMBER 30,
                                                          ---------------------
                                                           2005    2004    2003
                                                          -----    ----    ----
                                                          (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis:
  Mortgage loans:
    One-to-four family residential real estate ........   $  56    $ 58    $ --
  Consumer and other loans:
    Home equity .......................................      --      36      25
    Other consumer ....................................       2       4      --
                                                          -----    ----    ----
      Total non-accrual loans .........................   $  58    $ 98    $ 25
                                                          =====    ====    ====
Accruing loans contractually past due 90 days or more:
  Mortgage loans:
    One-to-four family residential real estate ........   $  --    $ 65    $ --
  Consumer and other loans:
    Home equity .......................................      --      --      55
    Other consumer ....................................      --      --      --
                                                          -----    ----    ----
      Total accruing loans contractually past due
        90 days or more ...............................   $  --    $ 65    $ 55
                                                          =====    ====    ====
Total non-performing loans ............................   $  58    $163    $ 80
                                                          =====    ====    ====
Real estate owned .....................................   $  --    $ --    $ --
                                                          =====    ====    ====
Total non-performing assets ...........................   $  58    $163    $ 80
                                                          =====    ====    ====
Total non-performing loans to net loans ...............    0.08%   0.25%   0.14%
                                                          =====    ====    ====
Total non-performing assets to total assets ...........    0.05%   0.17%   0.09%
                                                          =====    ====    ====

     Non-accrual loans at September 30, 2005 consisted of two loans to two unrelated borrowers totaling $58,000. At September 30, 2005, the Company had no loans which are not disclosed in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present loan repayment terms. Approximately $2,000 of the allowance for loan losses related to non-performing loans at September 30, 2005.

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

     The  following  table  sets  forth  the  Company's   classified  assets  in
accordance with its classification system:


                                  AT SEPTEMBER 30, 2005
                                  ---------------------
                                     (IN THOUSANDS)

Special Mention..................       $1,174
Substandard......................            -
Doubtful.........................            -
Loss.............................            2
                                        ------
Total............................       $1,176
                                         =====

     Approximately $58,000 of classified assets were reflected as non-performing loans in the table in the prior section. Approximately $13,000 of the allowance for loan losses is allocated to the above classified assets.

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

     The Company has used the same methodology in analyzing its allowance in each of the periods presented. The increase in the allowance in each of the periods is primarily attributable to the increase in the loan portfolio balance, which increased to $77.2 million at September 30, 2005, from $64.9 million at September 30, 2004. In 2004 we increased the loss factor applied to each loan group to calculate the amount of the general allocation. The reasons for this include a shift in the composition of the loan portfolio to a higher level of commercial real estate, construction and land, and multifamily loans as well as several factors related to the economy and the local real estate market, where the majority of our loans are concentrated. A shift in the portfolio from one-to-four family residential loans to other types of residential and commercial loans leads to an inherent increase in credit risk based on the type of loans. The allowance for loan losses was 0.74%, 0.76% and 0.85% of total loans outstanding at September 30, 2005, September 30, 2004 and September 30, 2003, respectively.

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

     ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth information with respect to activity in the Company's allowance for loan losses for the periods indicated:

                                                             YEAR ENDED SEPTEMBER 30,
                                                        ----------------------------------
                                                          2005         2004         2003
                                                        --------     --------     --------
                                                              (DOLLARS IN THOUSANDS)
Total loans outstanding(1) ..........................   $ 77,124     $ 64,867     $ 55,835
                                                        ========     ========     ========
Average loans outstanding ...........................   $ 68,318     $ 59,645     $ 51,466
                                                        ========     ========     ========
Allowance balances (at beginning of period) .........   $    491     $    473     $    409
                                                        --------     --------     --------
Charge-offs:
  Consumer ..........................................         (7)          (7)          (7)
Recoveries:
  Consumer ..........................................       --              3           11
                                                        --------     --------     --------
  Net charge-offs ...................................         (7)          (4)           4
Provisions ..........................................         89           22           60
                                                        --------     --------     --------
Allowance balance (at end of period) ................   $    573     $    491     $    473
                                                        ========     ========     ========
Allowance for loan losses as a percent of total loans
   outstanding ......................................       0.74%        0.76%        0.85%
                                                        ========     ========     ========
Net charge-offs as a percentage of average loans
   outstanding ......................................       0.01%        0.01%       (0.01)%
                                                        ========     ========     ========

_________
(1) Excludes allowance for loan losses.

     ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                                  AT SEPTEMBER 30,
                                --------------------------------------------------------------------------------------
                                          2005                          2004                           2003
                                -------------------------     -------------------------      -------------------------
                                             PERCENT OF                    PERCENT OF                      PERCENT OF
                                            LOANS IN EACH                 LOANS IN EACH                  LOANS IN EACH
                                             CATEGORY TO                   CATEGORY TO                    CATEGORY TO
                                AMOUNT       TOTAL LOANS      AMOUNT       TOTAL LOANS       AMOUNT       TOTAL LOANS
                                ------       -----------      ------       -----------       ------       -----------
                                                               (DOLLARS IN THOUSANDS)
One-to-four family (1).....      $295             65.90%       $258             74.67%        $190             84.20%
Multi-family...............        24              2.64          13              1.76            2              0.34
Construction and land......        47             10.15          19              4.93            5              0.89
Commercial real estate.....       170             19.09         115             15.82           60             10.70
Commercial.................        17              1.95          17              2.30           17              3.07
Consumer...................        13              0.27          22              0.52            6              0.80
Unallocated................         7                --          47                --          193                --
                                  ---            ------         ---            ------          ---            ------
  Total....................      $573            100.00%       $491            100.00%        $473            100.00%
                                  ===            ======         ===            ======          ===            ======

----------
(1) Includes home equity loans.

INVESTMENT ACTIVITIES

     The Bank is required to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the OTS during its regular examinations. The OTS, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. At September 30, 2005, the Company had no securities of a single issuer, excluding U.S. government and agency securities, that exceeded 10% of stockholder's equity.

     Current regulatory and accounting guidelines regarding investment securities (including mortgage- backed securities) require us to categorize securities as "held to maturity," "available for sale" or "trading." As of September 30, 2005, we had securities classified as "held to maturity" and "available-for-sale" in the amount of $558,000 and $27.2 million, respectively, and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2005, our securities available for sale had an amortized cost of $27.6 million and market value of $27.2 million. The changes in market value in our available-for-sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available-for-sale do not affect our income nor does it affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

     At September 30, 2005, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) local municipal obligations; (iv) mortgage-backed securities; (v) banker's acceptances; (vi) certificates of deposit; (vii) investment grade corporate bonds; and (viii) commercial paper. The Board of Directors may authorize additional investments.

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

     Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by Ginnie Mae, Freddie Mac, and Fannie Mae make up a majority of the pass-through certificates market.

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

     INVESTMENT PORTFOLIO COMPOSITION. The following table sets forth the carrying value of the Company's investment securities portfolio at the dates indicated.

                                                                            AT SEPTEMBER 30,
                                                                  -----------------------------------
                                                                    2005         2004          2003
                                                                  -------      -------        -------
                                                                             (IN THOUSANDS)
Investment securities held-to-maturity:
  U.S. government and agency securities......................     $   104      $   175        $   260
  Corporate and municipal debt instruments...................           -          140            526
  Mortgage-backed securities (1).............................         454          664          1,016
                                                                  -------      -------        -------
       Total investment securities held-to-maturity..........         558          979          1,802
                                                                  -------      -------        -------
Investment securities available-for-sale:
  U.S. government and agency securities......................      21,047       17,520         15,656
  Fannie Mae stock...........................................          18           25             28
  Mortgage-backed securities.................................       6,095        6,627          8,200
                                                                  -------      -------        -------
       Total investment securities available-for-sale........      27,160       24,172         23,884
                                                                   ------       ------         ------
Total investment securities..................................     $27,718      $25,151        $25,686
                                                                   ======       ======         ======

-------------
(1) Includes collateralized mortgage obligations of $53,000, $100,000 and $217,000 at September 30, 2005, 2004 and 2003, respectively.

     INVESTMENT PORTFOLIO MATURITIES. The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Company's investment and mortgage-backed securities portfolio at September 30, 2005.

                                                                  AT SEPTEMBER 30, 2005 (1)
                                             ---------------------------------------------------------------------
                                               ONE YEAR OR LESS        ONE TO FIVE YEARS        FIVE TO TEN YEARS
                                             -------------------      -------------------      -------------------
                                             CARRYING    AVERAGE      CARRYING    AVERAGE      CARRYING    AVERAGE
                                               VALUE      YIELD         VALUE      YIELD        VALUE       YIELD
                                               -----      -----         -----      -----        -----       -----
                                                               (DOLLARS IN THOUSANDS)
Investment securities held-to-maturity:
  U.S. government and agency
     securities..........................     $   --         --%      $    --        --%      $  104         4.34%
  Corporate and municipal debt
     instruments(2).....................          --         --            --        --           --           --
  Mortgage-backed securities.............         --         --            70      5.10           86         4.70
                                               -----                    -----                 ------
       Total investment securities
           held-to-maturity .............         --         --            70      5.10          190         4.50
                                               -----                   ------                 ------


Investment securities available-for-sale:
  U.S. government and agency securities..      1,475       2.21        18,835      3.36          737         4.38
  Mortgage-backed securities.............         22       6.00         1,931      4.27        1,724         3.90
                                               -----                   ------                  -----
       Total investment securities
           available-for-sale............      1,497       2.27        20,766      3.45        2,461         4.04
                                               -----                   ------                  -----

  Total investment securities............     $1,497       2.27%      $20,836      3.45%      $2,651         4.08%
                                               =====                   ======                  =====
                                                                 AT SEPTEMBER 30, 2005 (1)
                                                  ----------------------------------------------------------------
                                                   MORE THAN TEN YEARS           TOTAL INVESTMENT SECURITIES
                                                  ----------------------      ------------------------------------
                                                  CARRYING       AVERAGE      CARRYING       AVERAGE        MARKET
                                                    VALUE         YIELD         VALUE         YIELD         VALUE
                                                    -----         -----         -----         -----         -----
                                                                     (DOLLARS IN THOUSANDS)
Investment securities held-to-maturity:
  U.S. government and agency
     securities..........................           $   --            --%      $   104         4.34%        $   105
  Corporate and municipal debt
     instruments(2).....................                --            --            --           --              --
  Mortgage-backed securities.............              298          5.15           454         5.06             460
                                                     -----                      ------                       ------
       Total investment securities
           held-to-maturity .............              298          5.15           558         4.92             565
                                                     -----                      ------                       ------


Investment securities available-for-sale:
  U.S. government and agency securities..               --            --        21,047         3.32          21,047
  Mortgage-backed securities.............            2,418          3.98         6,095         4.06           6,095
                                                     -----                      ------                       ------
       Total investment securities
           available-for-sale............            2,418          3.98        27,142         3.48          27,142
                                                     -----                      ------                       ------

  Total investment securities............           $2,716          4.11%      $27,700         3.51%        $27,707
                                                     =====                      ======                       ======

--------------
(1) The table does not include Fannie Mae stock, which is classified as available-for-sale. See "-- Investment Portfolio." (2) Tax-exempt interest is not presented on a taxable equivalent basis.

                                      -16-

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

     DEPOSITS. Consumer and commercial deposits are attracted principally from within the Company's primary market area through the offering of a selection of deposit instruments including checking accounts, savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2005, the Company had no brokered deposits.

     CERTIFICATES OF DEPOSIT. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 2005.

                                                                   CERTIFICATES
                                                                    OF DEPOSIT
MATURITY PERIOD                                                   (IN THOUSANDS)
---------------                                                   --------------
Within three months ...........................................    $  592
Over three months through six months ..........................     1,052
Over six months through twelve months .........................       920
Over twelve months ............................................     2,475
                                                                   ------
                                                                   $5,039
                                                                   ======

     BORROWINGS. The Company may obtain advances from the Federal Home Loan Bank of New York ("FHLB") to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Company's stock in the FHLB and a portion of the Company's mortgage loan and securities portfolios. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and range of maturities. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2005, the Company had $8 million of fixed-rate advances outstanding with a weighted average rate of 4.15% and contractual maturities ranging from two to five years.

     The following table sets forth the maximum month-end balance and the average balance of short- term FHLB advances for the periods indicated. These borrowings were advanced against the overnight line of credit.

                                            AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                            --------------------------------------
                                                 2005        2004        2003
                                                 ----        ----        ----
                                                    (DOLLARS IN THOUSANDS)
Average balance outstanding ................     $  638      $  723     $    9
Maximum balance at end of any month ........      3,400       3,500      1,200
Balance outstanding end of period ..........      2,000          --      1,200
Weighted average rate during period ........       2.82%       1.26%      1.58%
Weighted average rate at end of period .....       4.11%         --%      1.21%

PERSONNEL

     As of September 30, 2005, the Company had 27 full-time and 22 part-time employees. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

                           REGULATION AND SUPERVISION

     Set forth below is a brief description of certain laws which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

REGULATION OF THE BANK

     GENERAL. As a federally chartered savings bank with deposits insured by the Savings Association Insurance Fund ("SAIF"), the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with federal and state statutory and regulatory requirements. The Bank is also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

     FEDERAL DEPOSIT INSURANCE. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. Two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks, state savings banks and some federal savings banks, and the SAIF for savings associations, are maintained and administered by the FDIC. The Bank is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including the Bank, and has, under certain circumstances, authority to initiate enforcement actions against federally insured savings institutions to safeguard safety and soundness and the deposit insurance fund.

     ASSESSMENTS. For the deposit insurance coverage provided by the FDIC, the Bank pays assessments to the FDIC under a risk-based assessment system that takes into account its capital and supervisory considerations. The FDIC sets assessments for deposits insured by the SAIF or the BIF to maintain the targeted designated reserve ratio in that fund. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The FDIC set the annual deposit insurance assessment rates for SAIF-member institutions for 2005 at rates ranging from 0% of insured deposits for well-capitalized institutions with the highest supervisory ratings to 0.27% of insured deposits for institutions in the worst risk assessment classification. The insurance assessment rate for most SAIF-member institutions is currently 0%.

     In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing
Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged .0142% of insured deposits in fiscal 2005. These assessments will continue until the FICO bonds mature in 2017.

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

     A federal savings institution is prohibited from making a capital distribution if, after making the distribution, the institution would be unable to meet any one of its minimum regulatory capital requirements. Further, a federal savings institution cannot distribute regulatory capital that is needed for its liquidation account.

     QUALIFIED THRIFT LENDER TEST. Savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets up to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. As of September 30, 2005, the Bank was in compliance with its QTL requirement.

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

     FEDERAL RESERVE SYSTEM. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2005, the Bank was in compliance with these requirements.

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

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     (a) PROPERTIES. The following table sets forth the location of our main office and branch offices, the year the offices were opened, the net book value of each office and per branch deposits at each office.

                                                                                NET BOOK                  BRANCH
                                      YEAR FACILITY       LEASED OR             VALUE AT                DEPOSITS AT
OFFICE LOCATION                           OPENED            OWNED          SEPTEMBER 30, 2005       SEPTEMBER 30, 2005
---------------                           ------            -----          ------------------       ------------------
                                                                                          (IN THOUSANDS)
MAIN OFFICE
Route 130 South and                        1964             Owned                 $872                    $45,051
Delaware Avenue
Roebling, NJ

VILLAGE OFFICE
34 Main Street                             1922             Owned                  55                      8,974
Roebling, NJ

NEW EGYPT OFFICE
8 Jacobstown Road                          1998             Owned                 619                     29,373
New Egypt, NJ

WESTAMPTON OFFICE
1934 Rt. 541/Burlington-Mt.
Holly Road                                 2005           Leased (1)              583                      1,458
Westampton, NJ

--------
(1) Lease has an initial term of five years.


     The Bank has acquired a 2.5 acre site in Delran Township, Burlington County for the construction of a new branch, which is anticipated to open in 2006.

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

     (c) DESCRIPTION OF REAL ESTATE AND OPERATING DATA. Not Applicable.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     Roebling Financial Corp, Inc. and its subsidiaries, from time to time, are a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Roebling Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Roebling Bank. There were no lawsuits pending or known to be contemplated against us at September 30, 2005 that would have a material effect on our operations or income.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     (a) MARKET FOR COMMON EQUITY. The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2005 (the "Annual Report") is incorporated herein by reference. During the period under report, the Registrant did not sell any equity securities that were not registered under the Securities Act of 1933.

     (b) USE OF PROCEEDS. Not applicable.

     (c) ISSUER PURCHASES OF EQUITY SECURITIES. Not applicable.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

     The Registrant's consolidated financial statements are incorporated herein by reference from the Annual Report.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.
---------------------------------

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

ITEM 8B. OTHER INFORMATION.
---------------------------

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2006 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information." The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer. A copy of the Company's Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, Roebling Financial Corp, Inc., Route 130 South and Delaware Avenue, Roebling, New Jersey 08554.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

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

     (d)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

          The information required by this item is incorporated by reference to the information in the Proxy Statement contained under the section captioned "Equity Compensation Plan Information."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information  required by this item is incorporated  herein by reference
to  the  Proxy  Statement   contained  under  the  section  captioned   "Certain
Relationships and Related Transactions."

ITEM 13. EXHIBITS
-----------------

         List of Exhibits:

          3.1     Certificate of Incorporation*
          3.2     Bylaws**
          4.0     Form of Stock Certificate***
         10.1+    Directors' Consultation and Retirement Plan***
         10.2+    Roebling Bank Stock Option Plan****
         10.4+    Roebling Bank Restricted Stock Plan****
         10.5+    Employment Agreement between Janice A. Summers and Roebling Bank***
         10.6+    Employment Agreement between Frank. J. Travea, III and Roebling Bank***
         13       2005 Annual Report to Shareholders
         21       Subsidiaries
         23       Consent of Independent Auditors
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
         32       Section 1350 Certification

---------
+        Management contract or compensatory plan or arrangement.
*        Incorporated herein by reference to the Company's Form 8-A (File No. 0-50969) filed with the
         Commission on September 30, 2004.
**       Incorporated  by reference to the  Company's  Quarterly  Report on Form
         10-QSB for the quarter ended March 31, 2005.
***      Incorporated   herein  by  reference  to  the  Company's   Registration
         Statement on Form SB-2 (File No.  333-116312) filed with the Commission on June 9, 2004.
****     Incorporated herein by reference to Company's Registration Statement on
         Form S-8 (File No. 333- 119839)  filed with the  Commission  on October
         20, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

     The information set forth under the caption "Proposal IV -- Ratification of
Independent   Auditors"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 22, 2005.


                                       ROEBLING FINANCIAL CORP, INC.


                                       By: /s/ Frank J. Travea, III
                                           -------------------------------------
                                           Frank J. Travea, III
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of December 22, 2005.



/s/ John J. Ferry                         /s/ Frank J. Travea, III
---------------------------------         --------------------------------------
John J. Ferry                             Frank J. Travea, III
Chairman of the Board                     President and Chief Executive Officer
                                          (Principal Executive Officer)


/s/ George Nyikita                        /s/ Mark V. Dimon
---------------------------------         --------------------------------------
George Nyikita                            Mark V. Dimon
Director                                  Director and Treasurer


/s/ Robert R. Semptimphelter, Sr.         /s/ Joan K. Geary
---------------------------------         --------------------------------------
Robert R. Semptimphelter, Sr.             Joan K. Geary
Director                                  Director and Secretary


/s/ John A. LaVecchia                     /s/ Janice A. Summers
---------------------------------         --------------------------------------
John A. LaVecchia                         Janice A. Summers
Director and Vice Chairman                Senior Vice President, Chief Operating
                                          Officer and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)