Form 10QSB
period 2005-12-31
Roebling Financial Corp, Inc.
filed 2006-01-30
CIK 1293283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 2005
                              ----------------------------------

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes    No X
                                    ---   ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: January 27, 2006

          Class                                                  Outstanding
---------------------------                                   ------------------
$.10 par value common stock                                   1,710,045 shares

         Transitional Small Business Disclosure format (check one)
                     Yes           No     X
                        --------     ---------

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2005

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.  Consolidated Financial Statements and Notes Thereto                1-5
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       6-9
Item 3.  Controls and Procedures                                             9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   10
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         10
Item 3.  Defaults upon Senior Securities                                     10
Item 4.  Submission of Matters to a Vote of Security Holders                 10
Item 5.  Other Information                                                   10
Item 6.  Exhibits                                                            10

SIGNATURES                                                                   11

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share data)

                                                                       December 31, September 30,
                                                                           2005         2005
                                                                       -----------  ------------
ASSETS

Cash and due from banks                                                 $   2,948    $   2,428
Interest-bearing deposits                                                     667          647
                                                                        ---------    ---------
     Total cash and cash equivalents                                        3,615        3,075

Certificates of deposit                                                      --            300
Securities available for sale                                              26,569       27,160
Securities held to maturity                                                   507          557
Loans held for sale                                                          --           --
Loans receivable, net                                                      80,733       76,551
Accrued interest receivable                                                   485          477
Federal Home Loan Bank of New York stock, at cost                             688          602
Premises and equipment                                                      2,734        2,766
Other assets                                                                  383          371
                                                                        ---------    ---------
     Total assets                                                       $ 115,714    $ 111,859
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                $  86,701    $  84,856
Borrowed funds                                                             12,100       10,000
Advances from borrowers for taxes and insurance                               386          396
Other liabilities                                                             536          559
                                                                        ---------    ---------
     Total liabilities                                                     99,723       95,811
                                                                        ---------    ---------

STOCKHOLDERS' EQUITY

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized;
  none issued                                                                --           --
Common stock; $0.10 par value; 20,000,000 shares authorized;
  1,710,045 issued                                                            171          171
Additional paid-in-capital                                                 10,330       10,327
Unallocated employee stock ownership plan shares                             (679)        (698)
Unallocated restricted stock plan shares                                      (14)         (14)
Retained earnings - substantially restricted                                6,536        6,547
Accumulated other comprehensive income (loss) - unrealized loss
  on securities available for sale, net of tax                               (353)        (285)
                                                                        ---------    ---------
     Total stockholders' equity                                            15,991       16,048
                                                                        ---------    ---------

     Total liabilities and stockholders' equity                         $ 115,714    $ 111,859
                                                                        =========    =========


See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

                                                               For the Three Months Ended
                                                                     December 31,
                                                               --------------------------
                                                                 2005             2004
                                                                -------          -------
Interest income:
   Loans receivable                                               $ 1,275         $   931
   Securities                                                         246             249
   Other interest-earning assets                                       13              18
                                                                  -------         -------
        Total interest income                                       1,534           1,198
                                                                  -------         -------

Interest expense:
   Deposits                                                           352             226
   Borrowed funds                                                     107              32
                                                                  -------         -------
        Total interest expense                                        459             258
                                                                  -------         -------

Net interest income before provision for loan losses                1,075             940
Provision for loan losses                                              30              17
                                                                  -------         -------
        Net interest income after provision for loan losses         1,045             923
                                                                  -------         -------

Non-interest income:
   Loan fees and late charges                                          13              12
   Account servicing and other                                         97             104
   Gain on sale of loans                                             --                 2
                                                                  -------         -------
        Total non-interest income                                     110             118
                                                                  -------         -------

Non-interest expense:
   Compensation and benefits                                          473             418
   Occupancy and equipment                                            132              78
   Service bureau and data processing                                 105              98
   Other expense                                                      180             151
                                                                  -------         -------
        Total non-interest expense                                    890             745
                                                                  -------         -------

        Income before provision for income taxes                      265             296
Provision for income taxes                                            113             127
                                                                  -------         -------
        Net income                                                    152             169

Other comprehensive income, net of tax:
   Unrealized loss on securities available for sale, net of tax       (68)           (118)
                                                                  -------         -------
Comprehensive income                                              $    84         $    51
                                                                  =======         =======

Earnings per common share:
  Basic                                                           $  0.09         $  0.11
  Diluted                                                         $  0.09         $  0.10

Weighted average number of shares outstanding:
  Basic                                                             1,629      1,597
  Diluted                                                           1,634      1,621

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

                                                                                                     Accumulated
                                              Additional                                                Other
                                   Common      Paid-in      Unallocated  Unallocated    Retained    Comprehensive
                                   Stock       Capital      ESOP Shares   RSP Shares    Earnings    Income (Loss)   Total
                                -----------  ------------  ------------  -----------   ----------   -------------   -------

Balance at September 30, 2005       $171       $10,327         ($698)         ($14)       $6,547        ($285)      $16,048

Net income for the three months
  ended December 31, 2005             --            --            --            --           152           --           152

Dividends paid on common stock        --            --            --            --          (163)          --          (163)

Change in unrealized gain (loss)
  on securities available for sale,
  net of income taxes                 --            --            --            --            --          (68)          (68)

Amortization of ESOP shares           --             3            19            --            --           --            22
                                    ----       -------         -----          ----        ------        -----       -------

Balance at December 31, 2005        $171       $10,330         ($679)         ($14)       $6,536        ($353)      $15,991
                                    ====       =======         =====          ====        ======        =====       =======


See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

                                                                          For the Three Months Ended
                                                                                December 31,
                                                                          --------------------------
                                                                              2005          2004
                                                                             -------       -------
Cash flows from operating activities:
   Net income                                                                $   152      $   169
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                             68           38
         Amortization of premiums and discounts, net                               3            3
         Amortization of deferred loan fees and costs, net                       (11)           3
         Provision for loan losses                                                30           17
         Originations of loans held for sale, net of repayments                 (610)        (251)
         Gain on sale of loans                                                    --           (2)
         Proceeds from sale of loans held for sale                               610          401
         Decrease (increase) in other assets                                      35          (12)
         Increase in accrued interest receivable                                  (8)          (9)
         (Decrease) increase in other liabilities                                (23)          34
         Amortization of ESOP shares                                              22           22
                                                                             -------      -------
                   Net cash provided by operating activities                     268          413
                                                                             -------      -------

Cash flows from investing activities:
    Proceeds from maturities of certificates of deposit                          300          700
    Purchase of securities available for sale                                     --       (8,757)
    Proceeds from payments and maturities of securities available for sale       474        2,547
    Proceeds from payments and maturities of securities held to maturity          50          228
    Loan originations, net of principal repayments                            (4,202)      (2,640)
    Purchase of Federal Home Loan Bank stock                                     (86)          --
    Purchase of premises and equipment                                           (36)        (112)
                                                                             -------      -------
                   Net cash used in investing activities                      (3,500)      (8,034)
                                                                             -------      -------

Cash flows from financing activities:
    Net increase in deposits                                                   1,845          938
    Net increase in short-term borrowed funds                                  2,100        1,400
    Proceeds from long-term borrowed funds                                        --        3,000
    Decrease in advance payments by borrowers for taxes
       and insurance                                                             (10)         (12)
    Dividends paid                                                              (163)          --
                                                                             -------      -------
                   Net cash provided by financing activities                   3,772        5,326
                                                                             -------      -------

    Net increase (decrease) in cash and cash equivalents                         540       (2,295)
    Cash and cash equivalents at beginning of period                           3,075        3,697
                                                                             -------      -------
    Cash and cash equivalents at end of period                               $ 3,615      $ 1,402
                                                                             =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for:
        Interest on deposits and borrowed funds                              $   459      $   258
        Income taxes                                                              50           15

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

The results of operations for the three months ended December 31, 2005, are not necessarily indicative of the results to be expected for the year ending September 30, 2006, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2005 included in the Company's Annual Report on Form 10-KSB.

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

The following is a summary of the Company's earnings per share calculations:

                              Three Months Ended December 31,
                              -------------------------------
                                      2005         2004
                                  ----------   ----------

Net income                        $  151,515   $  168,680
                                  ==========   ==========
Weighted average common shares
outstanding for computation of
basic EPS                          1,628,834    1,597,423

Common-equivalent shares due
to the dilutive effect of stock
options and RSP awards                 5,543       23,856
                                  ----------   ----------

Weighted average common shares
for computation of diluted EPS     1,634,377    1,621,279
                                  ==========   ==========

Earnings per common share:
         Basic                    $      .09   $      .11
         Diluted                         .09          .10

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

OVERVIEW

     At December 31, 2005, the Company had total assets, deposits and stockholders' equity of $115.7 million, $86.7 million and $16.0 million, respectively. For the three months ended December 31, 2005, the Company reported net income of $152,000, or $.09 per diluted share, compared to $169,000, or $.10 per diluted share, for the same period in 2004. The decrease in net income for the quarter primarily reflected an increase in non-interest expenses due to the opening of a new administrative center and retail banking office, which offset an improvement in net interest income.

CHANGES IN FINANCIAL CONDITION

     Total assets increased by $3.8 million to $115.7 million at December 31, 2005, from $111.9 million at September 30, 2005. This increase is largely attributable to a $4.2 million increase in the loans receivable, net, portfolio. Other changes include a $600,000 decrease in investment securities, a $300,000 decrease in certificates of deposit and a $500,000 increase in cash and cash equivalents. Loans receivable, net increased by 5.5%, to $80.7 million at December 31, 2005 from $76.5 million at September 30, 2005. The majority of the change in loans receivable, net was attributable to an increase of $2.8 million in the construction loan portfolio, while the one-to-four family residential, multifamily and home equity loan portfolios each increased approximately $500,000. Deposits increased by $1.8 million, or 2.2%, to $86.7 million at December 31, 2005 from $84.9 million at September 30, 2005. Borrowed funds increased by $2.1 million during the same period, to $12.1 million at December 31, 2005 from $10.0 million at September 30, 2005, with all of the increase in short-term borrowings. Stockholder's equity was $15,991,000 at December 31, 2005, decreasing slightly from $16,048,000 million at September 30, 2005. The largest components of the change in stockholders' equity for the three months ended December 31, 2005 include the addition of net income of $152,000 and the deduction of $163,000 for dividends paid. Other changes include a reduction of $68,000 from a change in the unrealized loss on available-for-sale securities, adjusted for deferred income taxes, and an increase of $22,000 from the amortization of ESOP shares.

RESULTS OF OPERATIONS

     Net Interest Income. For the three-months ended December 31, 2005, the Company reported net interest income before provision for loan losses of $1,075,000, which represents an increase of $135,000 or 14.4% over the same period in 2004. The increase in net interest income was the result of an increase in interest income of

$336,000, partially offset by an increase in interest expense of $201,000. The interest rate spread was 3.42% for the three months ended December 31, 2005 compared to 3.53% for the three months ended December 31, 2004, while the net interest margin was 3.91% for the 2005 period compared to 3.88% for the 2004 period. After a period of historically low interest rates, the Federal Reserve began tightening monetary policy in June, 2004, and has increased the Federal Funds rate thirteen times, by 25 basis points each time, since then. The yield curve has flattened in that time period, as short-term rates have risen, but long-term rates have actually declined. Reflecting the current rate environment, the Company's spread has compressed slightly, as the overall cost of funds increased by more than the average yield on total interest-earning assets. The margin, however, improved slightly, reflecting the higher percentage of loans to total interest-earning assets.

     The average balance of total interest-earning assets for the three months ended December 31, 2005 increased by $10.6 million compared to the three months ended December 31, 2004, while the average yield increased to 5.60% from 4.94%. The increase in total interest income of $336,000 for the three months ended December 31, 2005 is comprised primarily of an increase in interest income of $344,000 on loans receivable. Average loan receivable balances increased by $14.6 million for the three months ended December 31, 2005 compared to the same 2004 period, while the average yield increased to 6.25% from 5.71%. For the three months ended December 31, 2005, the average balance of other interest-earning assets decreased by $4.0 million compared to the same 2004 period, while the average yield increased to 3.74% from 3.36%.

     The average balance of interest-bearing liabilities increased by $10.8 million for the three months ended December 31, 2005 compared to same 2004 period, while the average cost increased to 2.18% from 1.41%. The increase in total interest expense of $201,000 for the three months ended December 31, 2005 is comprised of a $126,000 increase in interest expense on deposits and a $75,000 increase in interest expense on borrowings. Average interest-bearing deposit balances increased by $4.2 million with an increase in the average cost to 1.90% for the three months ended December 31, 2005, compared to 1.30% for the same 2004 period, while average borrowings increased by $6.6 million, with an increase in the average cost to 4.18% from 3.63%.

     Provision for Loan Losses. The provision for loan losses was $30,000 for the three-month period ended December 31, 2005, compared to $17,000 for the same period in 2004. At December 31, 2005, the allowance for loan losses was $601,000 (.74% of the loan portfolio) compared to $508,000 (.75% of the loan portfolio) at December 31, 2004. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

     Non-interest Income. Non-interest income decreased $8,000, or 6.8% to $110,000 for the three months ended December 31, 2005, compared to $118,000 for the same 2004 period, with the decrease attributable to lower non-sufficient and uncollected fund fees.

     Non-interest Expense. Non-interest expense increased $145,000, or 19.5%, to $890,000 for the three-month period ended December 31, 2005 compared to $745,000 for the same period in 2004, with the most significant increases in compensation and benefits, occupancy and equipment and other expense. The majority of the increase in these categories is attributable to the opening of the Bank's newest facility in Westampton. The Bank relocated its former Loan Center office, as well as administrative staff formerly located in two other offices, to this facility in the quarter ended March 31, 2005, and also opened a retail banking center in the same facility in the quarter ended September 30, 2005. This is an entry into a new marketplace for the Bank, which we anticipate will enable us to increase our deposit and lending base.

     We also expect to break ground on a new retail banking center in the quarter ended March 31, 2006. This will be the Bank's fifth retail location, and will also be a new marketplace for us. While we project that the resulting growth from these new branches will result in increased profitability for the Company over the long-term, expenses will rise in the short-term, with increases in occupancy and equipment and compensations and benefits. Management also expects increased expenses in the future as a result of the establishment of additional stock benefit plans and compliance with the Sarbanes-Oxley Act.


LIQUIDITY AND REGULATORY CAPITAL COMPLIANCE

     On December 31, 2005, the Bank was in compliance with its regulatory capital requirements as follows (dollars in thousands):

                                                          Amount         Percent
                                                          ------         -------
Tangible capital                                          $11,981         10.30%
Tangible capital requirement                                1,745          1.50%
                                                          -------         -----
Excess over requirement                                   $10,236          8.80%
                                                          =======         =====

Core capital                                              $11,981         10.30%
Core capital requirement                                    4,652          4.00%
                                                          -------         -----
Excess over requirement                                   $ 7,329          6.30%
                                                          =======         =====

Risk-based capital                                        $12,589         17.21%
Risk-based capital requirement                              5,852          8.00%
                                                          -------         -----
Excess over requirement                                   $ 6,737          9.21%
                                                          =======         =====

     The Company anticipates that it will have sufficient funds available to meet its current commitments. As of December 31, 2005, the Bank had outstanding commitments to fund loans of $5.4 million, commitments on unused lines of credit of $8.0 million, undisbursed construction loans of $5.1 million and $132,000 in outstanding letters of credit. Certificates of deposit scheduled to mature in one year or less as of December 31, 2005, totaled $19.7 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

ADDITIONAL KEY OPERATING RATIOS

                                                             At or for the Three Months
                                                                 Ended December 31,
                                                               2005(1)      2004(1)
                                                             ---------    ----------
Earnings per common share (2):
    Basic                                                    $   0.09     $   0.11
    Diluted                                                  $   0.09     $   0.10
Return on average assets (1)                                      .53%         .67%
Return on average equity (1)                                     3.77%        4.32%
Interest rate spread (1)                                         3.42%        3.53%
Net interest margin (1)                                          3.91%        3.88%
Non-interest expense to average assets (1)                       3.10%        2.95%
Non-performing assets to total assets                             .05%         .10%
Non-performing loans to total loans                               .07%         .15%
                                                                 At December 31,
                                                               2005         2004
                                                             ---------    ----------

Book value per share (3)                                     $   9.35     $   9.25

____________
(1)      The ratios for the three-month periods presented are annualized.

(2) The average number of shares outstanding during the three months ended December 31, 2005, was 1,628,834 basic and 1,634,377 diluted. The average number of shares outstanding during the three months ended December 31, 2004, was 1,597,423 basic and 1,621,279 diluted.

(3) There were 1,710,045 shares outstanding as of December 31, 2005 and 1,687,403 shares outstanding as of December 31, 2004.


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

               Not applicable

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable

ITEM 5.        OTHER INFORMATION

               (a)  Not applicable

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

****Incorporated herein by reference to Company's Registration Statement on Form
     S-8 (File No. 333- 119839) filed with the Commission on October 20, 2004.

                          ROEBLING FINANCIAL CORP, INC.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ROEBLING FINANCIAL CORP, INC.


Date:  January 30, 2006                By:/s/ Frank J. Travea, III
                                          -------------------------------------
                                          Frank J. Travea, III
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date:  January 30, 2006                By:/s/ Janice A. Summers
                                          -------------------------------------
                                          Janice A. Summers
                                          Senior Vice President, Chief Operating
                                          Officer and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)