Form 10QSB
period 2006-03-31
Roebling Financial Corp, Inc.
filed 2006-05-15
CIK 1293283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     March 31, 2006
                                        --------------

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from  _________________ to  __________________

                         Commission file number 0-50969
                                                -------

                          ROEBLING FINANCIAL CORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

     New Jersey                                                   55-0873295
--------------------------------------------------------------------------------
(State or other jurisdiction                                   (I.R.S. employer
of incorporation or organization)                            identification no.)

Route 130 South and Delaware Avenue, Roebling New Jersey              08554
--------------------------------------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number, including area code  (609) 499-9400
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 12, 2006

        Class                                                    Outstanding
---------------------------                                   ----------------
$.10 par value common stock                                   1,710,045 shares


     Transitional Small Business Disclosure format (check one)

                         Yes      No  X
                             ---     ---

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2006

                                      INDEX

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.  Consolidated Financial Statements and Notes Thereto                                     1 - 9
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            10 - 13
Item 3.  Controls and Procedures                                                                  14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                        15
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                              15
Item 3.  Defaults upon Senior Securities                                                          15
Item 4.  Submission of Matters to a Vote of Security Holders                                      15 - 16
Item 5.  Other Information                                                                        16
Item 6.  Exhibits                                                                                 16

SIGNATURES                                                                                        17

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share data)

                                                                         March 31,  September 30,
                                                                           2006        2005
                                                                        ---------    ---------
ASSETS

Cash and due from banks                                                 $   2,155    $   2,428
Interest-bearing deposits                                                     286          647
                                                                        ---------    ---------
     Total cash and cash equivalents                                        2,441        3,075

Certificates of deposit                                                      --            300
Securities available for sale                                              26,179       27,160
Securities held to maturity                                                   464          557
Loans receivable, net                                                      82,703       76,551
Accrued interest receivable                                                   554          477
Federal Home Loan Bank of New York stock, at cost                             508          602
Premises and equipment                                                      2,819        2,766
Other assets                                                                  498          371
                                                                        ---------    ---------
     Total assets                                                       $ 116,166    $ 111,859
                                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits                                                                $  91,017    $  84,856
Borrowed funds                                                              8,100       10,000
Advances from borrowers for taxes and insurance                               402          396
Other liabilities                                                             630          559
                                                                        ---------    ---------
     Total liabilities                                                    100,149       95,811
                                                                        ---------    ---------

STOCKHOLDERS' EQUITY

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized;
  none issued                                                                  --           --
Common stock; $0.10 par value; 20,000,000 shares authorized;
  1,710,045 issued                                                            171          171
Additional paid-in-capital                                                 10,332       10,327
Unallocated employee stock ownership plan shares                             (660)        (698)
Unallocated restricted stock plan shares                                      (30)         (14)
Retained earnings - substantially restricted                                6,607        6,547
Accumulated other comprehensive income (loss) - unrealized loss
  on securities available for sale, net of tax                               (403)        (285)
                                                                        ---------    ---------
     Total stockholders' equity                                            16,017       16,048
                                                                        ---------    ---------

     Total liabilities and stockholders' equity                         $ 116,166    $ 111,859
                                                                        =========    =========


See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

                                                                  For the Three Months Ended
                                                                          March 31,
                                                                 ---------------------------
                                                                    2006            2005
                                                                  -------          ------
Interest income:
   Loans receivable                                               $ 1,315         $   978
   Securities                                                         242             265
   Other interest-earning assets                                       12              14
                                                                  -------          ------
        Total interest income                                       1,569           1,257
                                                                  -------          ------

Interest expense:
   Deposits                                                           390             236
   Borrowed funds                                                     100              52
                                                                  -------          ------
        Total interest expense                                        490             288
                                                                  -------          ------

Net interest income before provision for loan losses                1,079             969
Provision for loan losses                                              30              24
                                                                  -------          ------
        Net interest income after provision for loan losses         1,049             945
                                                                  -------          ------

Non-interest income:
   Loan fees and late charges                                          12              12
   Account servicing and other                                         97             100
   Gain on sale of loans                                                2               1
                                                                  -------          ------
        Total non-interest income                                     111             113
                                                                  -------          ------

Non-interest expense:
   Compensation and benefits                                          585             409
   Occupancy and equipment                                            141             117
   Service bureau and data processing                                 103              97
   Other expense                                                      198             158
                                                                  -------          ------
        Total non-interest expense                                  1,027             781
                                                                  -------          ------

        Income before provision for income taxes                      133             277
Provision for income taxes                                             62             124
                                                                  -------          ------

        Net income                                                     71             153

Other comprehensive income, net of tax:
   Unrealized loss on securities available for sale, net of tax       (50)           (228)
                                                                  -------          ------
Comprehensive income (loss)                                       $    21          $  (75)
                                                                  =======          ======
Earnings per common share:
  Basic                                                           $  0.04         $  0.10
  Diluted                                                         $  0.04         $  0.09

Weighted average number of shares outstanding:
  Basic                                                             1,631           1,605
  Diluted                                                           1,641           1,616

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

                                                                  For the Six Months Ended
                                                                         March 31,
                                                                  ------------------------
                                                                    2006            2005
                                                                  -------          ------

Interest income:
   Loans receivable                                               $ 2,590         $ 1,909
   Securities                                                         488             515
   Other interest-earning assets                                       25              31
                                                                  -------          ------
        Total interest income                                       3,103           2,455
                                                                  -------          ------

Interest expense:
   Deposits                                                           741             462
   Borrowed funds                                                     207              84
                                                                  -------          ------
        Total interest expense                                        948             546
                                                                  -------          ------

Net interest income before provision for loan losses                2,155           1,909
Provision for loan losses                                              60              41
                                                                  -------          ------
        Net interest income after provision for loan losses         2,095           1,868
                                                                  -------          ------

Non-interest income:
   Loan fees and late charges                                          26              24
   Account servicing and other                                        194             205
   Gain on sale of loans                                                2               2
                                                                  -------          ------
        Total non-interest income                                     222             231
                                                                  -------          ------

Non-interest expense:
   Compensation and benefits                                        1,059             826
   Occupancy and equipment                                            273             195
   Service bureau and data processing                                 208             196
   Other expense                                                      378             309
                                                                  -------          ------
        Total non-interest expense                                  1,918           1,526
                                                                  -------          ------

        Income before provision for income taxes                      399             573
Provision for income taxes                                            176             251
                                                                  -------          ------
        Net income                                                    223             322

Other comprehensive income, net of tax:
   Unrealized loss on securities available for sale, net of tax      (118)           (345)
                                                                  -------          ------
Comprehensive income (loss)                                       $   105          $  (23)
                                                                  =======          ======

Earnings per common share:
  Basic                                                           $  0.14          $ 0.20
  Diluted                                                         $  0.14          $ 0.20

Weighted average number of shares outstanding:
  Basic                                                             1,630           1,601
  Diluted                                                           1,637           1,619

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

                                                                                                     Accumulated
                                              Additional                                               Other
                                     Common    Paid-in      Unallocated  Unallocated    Retained    Comprehensive
                                     Stock     Capital      ESOP Shares   RSP Shares    Earnings    Income (Loss)   Total
                                     -----     -------      -----------   ----------    --------    -------------   -----
Balance at September 30, 2005         $171       $10,327         ($698)         ($14)       $6,547        ($285)    $16,048

Net income for the six months
  ended March 31, 2006                   -             -             -             -           223            -         223

Dividends paid on common stock           -             -             -             -          (163)           -        (163)

Amortization of ESOP shares              -             6            38             -             -            -          44

Change in unrealized gain (loss)
  on securities available for sale,
  net of income taxes                    -             -             -             -             -         (118)       (118)

Common stock acquired by RSP             -            (1)            -           (23)            -            -         (24)

Allocation of RSP shares                 -             -             -             7             -            -           7
                                      ----       -------         -----          ----        ------        -----     -------
Balance at March 31, 2006             $171       $10,332         ($660)         ($30)       $6,607        ($403)    $16,017
                                      ====       =======         =====          ====        ======        =====     =======

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

                                                                          For the Six Months Ended
                                                                                  March 31,
                                                                          ------------------------
                                                                            2006            2005
                                                                          -------         -------
Cash flows from operating activities:
   Net income                                                             $   223         $   322
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                         136              80
         Amortization of premiums and discounts, net                            6               7
         Amortization of deferred loan fees and costs, net                    (25)              7
         Provision for loan losses                                             60              41
         Originations of loans held for sale, net of repayments            (1,084)           (602)
         Gain on sale of loans                                                 (2)             (2)
         Proceeds from sale of loans held for sale                          1,086             752
         (Increase) decrease in other assets                                  (49)             99
         Increase in accrued interest receivable                              (77)            (85)
         Increase (decrease) in other liabilities                              71            (151)
         Expense of ESOP and RSP                                               51              48
                                                                          -------         -------
                   Net cash provided by operating activities                  396             516
                                                                          -------         -------

Cash flows from investing activities:
    Proceeds from maturities of certificates of deposit                       300             700
    Purchase of securities available for sale                                  --          (8,756)
    Proceeds from payments and maturities of securities
       available for sale                                                     779           3,516
    Proceeds from payments and maturities of securities
       held to matuturity                                                      93             275
    Loan originations, net of principal repayments                         (6,187)         (5,330)
   (Purchase) redemption of Federal Home Loan Bank stock, net                  94              --
    Purchase of premises and equipment                                       (189)           (394)
                                                                          -------         -------
                   Net cash used in investing activities                   (5,110)         (9,989)
                                                                          -------         -------

Cash flows from financing activities:
    Net increase in deposits                                                6,161             990
    Net (decrease) increase in short-term borrowed funds                   (1,900)          2,100
    Proceeds from long-term borrowed funds                                     --           5,000
    Increase (decrease) in advance payments by borrowers
       for taxes and insurance                                                  6             (10)
    Dividends paid                                                           (163)             --
    Purchase of common shares by RSP                                          (24)            (21)
    Proceeds from exercise of stock options                                    --              81
                                                                          -------         -------
                   Net cash provided by financing activities                4,080           8,140
                                                                          -------         -------


    Net decrease in cash and cash equivalents                                (634)         (1,333)
    Cash and cash equivalents at beginning of period                        3,075           3,697
                                                                          -------         -------
    Cash and cash equivalents at end of period                            $ 2,441         $ 2,364
                                                                          =======         =======
Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest on deposits and borrowed funds                           $   946         $   544
        Income taxes                                                          250             154

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

The results of operations for the three and six months ended March 31, 2006, are not necessarily indicative of the results to be expected for the year ending September 30, 2006, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2005 included in the Company's Annual Report on Form 10-KSB.

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

The following is a summary of the Company's earnings per share calculations:

                                       Three Months Ended March 31,       Six Months Ended March 31,
                                       ----------------------------       --------------------------
                                        2006             2005              2006             2005
                                        ----             ----              ----             ----
Net income                          $   71,080       $  152,944        $  222,594       $  321,624
                                    ==========       ==========        ==========       ==========

Weighted average common shares
outstanding for computation of
basic EPS (1)                        1,631,122        1,604,991         1,629,978        1,601,207

Common-equivalent shares due
to the dilutive effect of stock
options and RSP awards                   9,427           11,490             7,485           17,673
                                    ----------       ----------        ----------       ----------

Weighted average common shares
for computation of diluted EPS       1,640,549        1,616,481         1,637,463        1,618,880
                                    ==========       ==========        ==========       ==========

Earnings per common share:
         Basic                            $.04             $.10              $.14             $.20
         Diluted                           .04              .09               .14              .20

(1) Excludes unallocated ESOP shares

NOTE 3 - STOCK-BASED COMPENSATION

Stock Option Plan
-----------------

On January 25, 1999, the stockholders of the Company approved a stock option plan (the "1999 Plan"), while on January 30, 2006, the stockholders ratified a 2006 Stock Option Plan (the "2006 Plan"), collectively, the "Plans". The Plans authorize the issuance of up to an additional 77,670 and 91,076 shares, respectively, of common stock by the Company upon the exercise of stock options that may be awarded to officers, directors, key employees, and other persons providing services to the Company. Shares issued on the exercise of options may be authorized but unissued shares, treasury shares or shares acquired on the open market. The options granted under the Plans constitute either Incentive Stock Options or Non-Incentive Stock Options. On January 30, 2006, options to purchase 54,642 shares were granted pursuant to the 2006 Plan. Under this plan, the options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant, expire not more than 10 years after the date of grant and are immediately exercisable.

The following table summarizes the options granted and the weighted average exercise price for the six months ended March 31, 2006


                                                              Weighted
                                                              Average
                                            Number            Exercise
                                           of Shares           Price
                                           ---------           -----
Outstanding September 30, 2005              14,642            $ 3.595

Granted                                     54,642             10.000
                                            ------            -------
Outstanding March 31, 2006                  69,284            $ 8.646
                                            ======            =======

Options exercisable March 31, 2006          69,284
                                            ======

The Company accounts for these Plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No compensation cost related to these Plans is reflected in net income, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation, to the option grants.

                                     Three Months Ended March 31,         Six Months Ended March 31,
                                     ----------------------------         --------------------------
                                        2006             2005              2006             2005
                                        ----             ----              ----             ----

Net income, as reported             $  71,080          $152,944           $222,594        $321,624

Deduct: Total stock-based
compensation expense
determined under fair value
based method for stock options,
net of related tax effects            125,365                 -           125,365                -
                                    ---------          --------          --------         --------
Pro forma net income (loss)         $ (54,285)         $152,944          $ 97,229         $321,624
                                    =========          ========          ========         ========
Earnings per common share:
   Basic - as reported                  $. 04              $.10              $.14             $.20
   Basic - pro forma                    $(.03)             $.10              $.06             $.20
   Diluted- as reported                 $. 04              $.09              $.14             $.20
   Diluted - pro forma                  $(.03)             $.09              $.06             $.20

The weighted average fair value of options granted on January 30, 2006 was $3.82. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 1.00%; expected volatility of 40.23%; risk-free interest rate of 4.30%, and expected lives of 5 years.

Restricted Stock Plan
---------------------

On January 25, 1999, the stockholders of the Company approved a restricted stock plan (the "1999 Plan"), while on January 30, 2006, the stockholders ratified a 2006 Restricted Stock Plan (the "2006 Plan"), collectively, the "Plans". The Plans provide for the award of shares of restricted stock to directors, officers and employees. The 1999 Plan and the 2006 Plan provide for the purchase of 31,066 and 36,430 shares of common stock, respectively in the open market to fund such awards. All of the Common Stock to be purchased by the Plan will be purchased at the fair market value on the date of purchase. Awards under the Plan are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company's Board of Directors and as a means of providing a further retention incentive. Under the 1999 Plan, 18,017 shares were awarded in fiscal 1999 while 2,101 and 2,626 shares were awarded in fiscal 2005 and the first six months of 2006, respectively, with a grant-date fair value of $9.75 and $9.70 per share, respectively. The awards vest 20% on the date of grant and 20% each of the next four years. On January 30, 2006, 13,110 shares were awarded pursuant to the 2006 Plan. The awards vest 1/3 on the date of grant and 1/3 as of each of the next two years. Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant. Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date. Plan expense was approximately $53,000 and $59,000, respectively, for the three and six-month periods ended March 31, 2006, compared to $1,000 and $4,000 for the same 2005 periods.

Employee Stock Ownership Plan
-----------------------------

Effective upon the consummation of the Bank's initial stock offering, an Employee Stock Ownership Plan ("ESOP") was established for all eligible employees who had completed a twelve-month period of employment with the Bank and at least 1,000 hours of service, and had attained the age of 21. The ESOP used $156,800 in proceeds from a term loan to purchase 62,149 shares of Bank common stock during the stock offering. In fiscal 2004, the ESOP purchased 72,861 shares of common stock in the second-step conversion with the proceeds of a $776,000 loan from the Company, which has a 10-year term and an interest rate of 4.75%. $47,000 of the proceeds were used to pay off the prior outstanding debt.

Shares purchased with the loan proceeds were initially pledged as collateral for the loans and are held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account are in an amount proportional to the loan repayment. Shares are allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.

The ESOP is accounted for in accordance with Statement of Position 93-6, "Accounting for Employee Stock Ownership Plans," which was issued by the American Institute of Certified Public Accountants in November 1993. Accordingly, the ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $23,000 and $45,000, respectively, for the three and six-month periods ended March 31, 2006, compared to $22,000 and $44,000 for the same 2005 periods.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Stock-Based Payments: In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment." SFAS No. 123 (revised) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123 (revised) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies' footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method.

On April 14, 2005, the Securities and Exchange Commission (the "SEC") adopted a new rule that amends the compliance dates for SFAS No. 123 (revised). Under the new rule, the Company is required to adopt SFAS No. 123 (revised) in the first annual period beginning after December 15, 2005. Early application of SFAS No. 123 (revised) is encouraged, but not required. Accordingly, the Company is required to record compensation expense for all new awards granted and any awards modified after October 1, 2006. In addition, the transition rules under SFAS No. 123 (revised) will require that, for all awards outstanding at October 1, 2006, for which the requisite service has not yet been rendered, compensation cost will be recorded as such service is rendered after October 1, 2006.

The pronouncement related to stock-based payments will not have any effect on our existing historical consolidated financial statements and restatement of previously reported periods will not be required.

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

OVERVIEW

         At March 31, 2006, the Company had total assets, deposits and stockholders' equity of $116.2 million, $91.0 million and $16.0 million, respectively. For the three months ended March 31, 2006, the Company reported net income of $71,000, or $.04 per diluted share, compared to $153,000, or $.09 per diluted share, for the same period in 2005. For the six months ended March 31, 2006, the Company reported net income of $223,000, or $.14 per diluted share, compared to $322,000, or $.20 per diluted share, for the same period in 2005.

CHANGES IN FINANCIAL CONDITION

         Total assets increased by $4.3 million to $116.2 million at March 31, 2006, from $111.9 million at September 30, 2005. This increase is largely attributable to a $6.2 million increase in the loans receivable, net, portfolio. Other changes include a $1.1 million decrease in investment securities, a $300,000 decrease in certificates of deposit and a $600,000 decrease in cash and cash equivalents. Loans receivable, net increased by 8.0%, to $82.7 million at March 31, 2006 from $76.5 million at September 30, 2005. The majority of the change in loans receivable, net was attributable to an increase of $3.9 million in the construction loan portfolio and an increase of $1.3 million in the home equity loan portfolio. In addition, the one-to-four family residential, multifamily and commercial loan portfolios increased a total of $1.2 million. Deposits increased by $6.1 million, or 7.3%, to $91.0 million at March 31, 2006 from $84.9 million at September 30, 2005. Borrowed funds decreased by $1.9 million during the same period, to $8.1 million at March 31, 2006 from $10.0 million at September 30, 2005, with all of the decrease in short-term borrowings.

RESULTS OF OPERATIONS

         Net Interest Income. For the three-months ended March 31, 2006, the Company reported net interest income before provision for loan losses of $1,079,000, which represents an increase of $110,000 or 11.4% over the same period in 2005. The increase in net interest income was the result of an increase in interest income of $312,000, partially offset by an increase in interest expense of $202,000. The interest rate spread was 3.38% for the three months ended March 31, 2006 compared to 3.55% for the three months ended March 31, 2005, while the net interest margin was 3.90% for the 2006 period compared to 3.94% for the 2005 period. For the six-month period ended March 31, 2006, the Company reported net interest income before provision for loan losses of $2,155,000, compared to $1,909,000 for the six months ended March 31, 2005, an increase of $246,000, or 12.9%. The interest rate spread was 3.40% for the six months ended March 31, 2006 compared to 3.54% for the six months ended March 31, 2005, while the net interest margin was unchanged at 3.91% for the same periods. After a period of historically low interest rates, the Federal Reserve began tightening monetary policy in June, 2004, and has increased the Federal Funds rate fifteen times, by 25 basis points each time, since then. The yield curve has flattened in that time period, as short-term rates have risen, but long-term rates have actually declined. Reflecting the current rate environment, the Company's spread compressed slightly, as the overall cost of funds increased by more than the average yield on total interest-earning assets. The margin, however, decreased only 4 basis points for the three months ended March 31, 2006 compared to the same 2005 period, and remained unchanged for the six month periods ended March 31, 2006 and 2005, reflecting the higher percentage of loans to total interest-earning assets.

         The average balance of total interest-earning assets for the three months ended March 31, 2006 increased by $9.6 million compared to the three months ended March 31, 2005, while the average yield increased to 5.73% from 5.11%. The increase in total interest income of $312,000 for the three months ended March 31, 2006 is comprised primarily of an increase in interest income of $337,000 on loans receivable, offset by a decrease of $23,000 in interest income on investment securities. Average loan receivable balances increased by $13.5 million for the three months ended March 31, 2006 compared to the same 2005 period, while the average yield increased to 6.39% from 5.81%. For the three months ended March 31, 2006, the average balance of other interest-earning assets decreased by $3.9 million compared to the same 2005 period, while the average yield increased to 3.74% from 3.59%.

         The average balance of total interest-earning assets for the six months ended March 31, 2006 increased by $10.1 million compared to the six months ended March 31, 2005, while the average yield increased to 5.66% from 5.02%. The increase in total interest income of $648,000 for the six months ended March 31, 2006 is comprised primarily of an increase in interest income of $681,000 on loans receivable, offset by a decrease of $27,000 in interest income on investment securities. Average loan receivable balances increased by $14.1 million for the six months ended March 31, 2006 compared to the same 2005 period, while the average yield increased to 6.31% from 5.75%. For the six months ended March 31, 2006, the average balance of other interest-earning assets decreased by $4.0 million compared to the same 2005 period, while the average yield increased to 3.74% from 3.47%.

         The average balance of interest-bearing liabilities increased by $9.6 million for the three months ended March 31, 2006 compared to same 2005 period, while the average cost increased to 2.34% from 1.56%. The increase in total interest expense of $202,000 for the three months ended March 31, 2006 is comprised of a $154,000 increase in interest expense on deposits and a $48,000 increase in interest expense on borrowings. Average interest-bearing deposit balances increased by $5.9 million with an increase in the average cost to 2.10% for the three months ended March 31, 2006, compared to 1.39% for the same 2005 period, while average borrowings increased by $3.7 million, with an increase in the average cost to 4.21% from 3.53%.

         For the six months ended March 31, 2006, the average balance of interest-bearing liabilities increased by $10.2 million compared to same 2005 period, while the average cost increased to 2.26% from 1.48%. The increase in total interest expense of $402,000 for the six months ended March 31, 2006 is comprised of a $279,000 increase in interest expense on deposits and a $123,000 increase in interest expense on borrowings. Average interest-bearing deposit balances increased by $5.0 million with an increase in the average cost to 2.00% for the six months ended March 31, 2006, compared to 1.34% for the same 2005 period, while average borrowings increased by $5.2 million, with an increase in the average cost to 4.19% from 3.56%.

         Provision for Loan Losses. The provision for loan losses was $30,000 and $60,000, respectively, for the three and six-month periods ended March 31, 2006, compared to $24,000 and $41,000 for the same periods in 2005. At March 31, 2006, the allowance for loan losses was $631,000 (.76% of the loan portfolio) compared to $525,000 (.75% of the loan portfolio) at March 31, 2005. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

         Non-interest Income. Non-interest income decreased slightly, to $111,000 and $222,000 for the three and six months ended March 31, 2006, compared to $113,000 and $231,000 for the same periods in 2005, with the increase attributable to a lower amount of account servicing and other fees collected.

         Non-interest Expense. Non-interest expense increased $246,000, or 31.5%, to $1,027,000 for the three-month period ended March 31, 2006 and increased $392,000, or 25.7%, to $1,918,000 for the six months ended March 31, 2006, compared to the same periods in 2005, with the most significant increases in compensation and benefits, occupancy and equipment and other expense. Compensation and benefits increased by $176,000 and $233,000 for the three and six months ended March 31, 2006 compared to the same 2005 periods while occupancy and equipment increased by $24,000 and $78,000 for the three and six months ended March 31, 2006 compared to the same 2005 periods. The majority of the increase in these categories is attributable to the opening of the Bank's newest facility in Westampton and the cost of new stock benefit plans. The Bank relocated its former Loan Center office, as well as administrative staff formerly located in two other offices, to the Westampton facility in the quarter ended March 31, 2005, and also opened a retail banking center in the same facility in the quarter ended September 30, 2005. This is an entry into a new marketplace for the Bank, which we anticipate will enable us to increase our deposit and lending base. Other expense increased by $40,000 and $69,000 for the three and six months ended March 31, 2006 compared to the same 2005 periods. The increase in other expense is largely related to costs associated with being a fully public company as well as the Westampton facility, with increased marketing and operating expenditures.

         We are currently in the process of constructing a new retail banking center in Delran which we anticipate will open in the summer of 2006. This will be the Bank's fifth retail location, and will also be a new marketplace for us. While we project that the resulting growth from these new branches will result in increased profitability for the Company over the long-term, expenses will rise in the short-term, with increases in occupancy and equipment, compensation and benefits and other expense. There may also be increased expenses in the future as a result of additional awards that may be granted under the new stock benefit plans and compliance with the Sarbanes-Oxley Act.

         Provision  for income taxes.  The provision for income taxes  decreased
$62,000 to $62,000 for the three months ended March 31, 2006 and decreased $75,000 to $176,000 for the six months ended March 31, 2006, compared to the 2005 periods. The decrease in tax expense is attributable primarily to the decrease in pre-tax earnings. The effective tax rate, however, increased slightly due to permanent book / tax differences.


LIQUIDITY AND REGULATORY CAPITAL COMPLIANCE

         On March 31, 2006, the Bank was in compliance with its three regulatory capital requirements as follows:

(Dollars in thousands)
                                                          Amount       Percent
                                                          ------       -------

Tangible capital                                          $12,051      10.31%
Tangible capital requirement                                1,753       1.50%
                                                          -------      -----
Excess over requirement                                   $10,298       8.81%
                                                          =======      =====

Core capital                                              $12,051      10.31%
Core capital requirement                                    4,674       4.00%
                                                          -------      -----
Excess over requirement                                   $ 7,377       6.31%
                                                          =======      =====

Risk-based capital                                        $12,690      16.96%
Risk-based capital requirement                              5,985       8.00%
                                                          -------      -----
Excess over requirement                                   $ 6,705       8.96%
                                                          =======      =====

         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 2006, the Bank had outstanding commitments to fund loans of $8.5 million. At March 31, 2006, there were commitments on unused lines of credit of $7.8 million, undisbursed construction loans of $6.1 million and $119,000 in outstanding letters of credit. Certificates of deposit scheduled to mature in one year or less as of March 31, 2006, totaled $25.4 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.


ADDITIONAL KEY OPERATING RATIOS

                                                              At or for the Three Months
                                                                  Ended March 31,
                                                              ------------------------
                                                              2006(1)        2005(1)
                                                              -------        -------
Earnings per common share (2):
    Basic                                                    $   0.04     $   0.10
    Diluted                                                  $   0.04     $   0.09
Return on average assets (1)                                      .25%         .59%
Return on average equity (1)                                     1.78%        3.90%
Interest rate spread (1)                                         3.38%        3.55%
Net interest margin (1)                                          3.90%        3.94%
Non-interest expense to average assets (1)                       3.54%        3.00%
Non-performing assets to total assets                             .05%         .05%
Non-performing loans to total loans                               .07%         .08%

                                                                   At  March 31,
                                                               -------------------
                                                               2006          2005
                                                               ----          ----

Book value per share (3)                                     $   9.37     $   9.20

___________
(1)      The ratios for the three-month periods presented are annualized.
(2) The average number of shares outstanding during the three months ended March 31, 2006, was 1,631,122 basic and 1,640,549 diluted. The average number of shares outstanding during the three months ended March 31, 2005, was 1,604,991 basic and 1,616,481 diluted.
(3)      There were 1,710,045 shares outstanding as of March 31, 2006 and 2005

                                                             For the Six Months Ended
                                                                    March 31,
                                                             ------------------------
                                                               2006(1)       2005(1)
                                                               -------       -------
Earnings per common share (2):
    Basic                                                    $   0.14     $   0.20
    Diluted                                                  $   0.14     $   0.20
Return on average assets (1)                                      .39%         .63%
Return on average equity (1)                                     2.77%        4.11%
Interest rate spread (1)                                         3.40%        3.54%
Net interest margin (1)                                          3.91%        3.91%
Non-interest expense to average assets (1)                       3.32%        2.98%

________
(1)      The ratios for the six-month periods presented are annualized.
(2) The average number of shares outstanding during the six months ended March 31, 2006, was 1,629,978 basic and 1,637,463 diluted. The average number of shares outstanding during the six months ended March 31, 2005, was 1,601,207 basic and 1,618,880 diluted.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

               (a) Unregistered Sales of Equity Securities. Not Applicable

               (b) Use of Proceeds. Not Applicable

               (c) Issuer Purchases of Equity Securities.



--------------------------------------------------------------------------------------------------------------------
                                                                   (c) Total Number       (d) Maximum Number
                                                                  Of Shares (or Units)  (or Approximate Dollar
                                                       (b)        Purchased as Part      Value) of Shares (or
                            (a) Total Number      Average Price    Of Publicly          Units) that May Yet Be
                            Of Shares (or         Paid per Share   Announced Plans       Purchased Under the
Period                      Units) Purchased        (or Unit)       or Programs*         Plans or Programs **
--------------------------------------------------------------------------------------------------------------------
January 1 through 31               --               $   --               --                      132,604
--------------------------------------------------------------------------------------------------------------------
February 1 through 28           1,318                10.00            1,318                      131,286
--------------------------------------------------------------------------------------------------------------------
March 1 through 31              1,000                10.15            1,000                      130,286
--------------------------------------------------------------------------------------------------------------------
Total                           2,318               $10.06            2,318                      130,286
--------------------------------------------------------------------------------------------------------------------

     *   Consists of open-market purchases by the Restricted Stock Plan Trust
     ** The Company announced the repurchase of up to approximately 85,500 shares on 12/13/05 and 47,000 shares for the RSP on 1/31/06.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders of the Company was held on January 30, 2006 and the following matters were voted upon:

                  Proposal I - Election of Directors for terms to expire in 2009

                                                     For               Withheld
                                                     ---               --------
                  John A. La Vecchia                 1,253,796         290,714
                  George N. Nyikita                  1,253,996         290,514

                  Proposal II - Ratification of 2006 Stock Option Plan

                    For              Against         Abstain           Non-Vote
                    ---              -------         -------           --------
                    753,857          428,201          3,481            358,971

                  Proposal III - Ratification of 2006 Restricted Stock Plan

                    For              Against         Abstain           Non-Vote
                    ---              -------         -------           --------
                    753,317          446,741          3,481            358,971

                  Proposal IV - Ratification of Appointment of Accountants for the fiscal year ended September 30, 2006

                           For              Against           Abstain
                           ---              -------           -------
                           1,377,007        89,824            77,679

                  There were no broker non-votes on proposals I or IV.

ITEM 5.           OTHER INFORMATION

                  (a) Not applicable.
                  (b) Not applicable

ITEM 6.  EXHIBITS

                  List of Exhibits:

                  3.1      Certificate of Incorporation*
                  3.2      Bylaws**
                  4.0      Form of Stock Certificate***
                  10.2     Directors' Retirement Plan***
                  10.3     Stock Option Plan****
                  10.4     Restricted Stock Plan****
                  10.5     Employment Agreement between Janice A. Summers and Roebling Bank***
                  10.6     Employment Agreement between Frank J. Travea, III and Roebling Bank***
                  10.7     Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
                  10.8     Roebling Bank 2006 Restricted Stock Plan*****
                  31       Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief
                           Financial Officer
                  32       Section 1350 Certification

__________________
*        Incorporated herein by reference to the Company's Form 8-A (File No. 0-59069) filed with the
         Commission on September 30, 2004.
**       Incorporated  herein by reference to the Company's Quarterly Report on
         Form 10-QSB for the quarter ended March 31, 2005.
***      Incorporated  herein  by  reference  to  the  Company's   Registration
         Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.
****     Incorporated herein by reference to Company's  Registration  Statement on Form S-8  (File No.  333-  119839)  filed  with the  Commission  on
         October 20, 2004.
*****    Incorporated  herein by reference to  Company's  Registration  Statement on
         Form S-8 (File No. 333- 132059)  filed with the  Commission on February 27, 2006.


                          ROEBLING FINANCIAL CORP, INC.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          ROEBLING FINANCIAL CORP, INC.


Date:  May 12, 2006       By: /s/ Frank J. Travea, III
                              --------------------------------------------------
                              Frank J. Travea, III
                              President and Chief Executive Officer
                              (Principal Executive Officer)

Date:  May 12, 2006       By: /s/ Frank J. Travea, III
                              --------------------------------------------------
                              Janice A. Summers
                              Senior Vice President, Chief Operating Officer and Chief Financial Officer
                              (Principal Financial and Accounting Officer)