Form 10QSB
period 2006-06-30
Roebling Financial Corp, Inc.
filed 2006-08-09
CIK 1293283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2006

                                       OR

    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  _________________ to _________________

                         Commission file number 0-50969
                                                -------

                          ROEBLING FINANCIAL CORP, INC.
        (Exact name of Small Business Issuer as specified in its charter)

               New Jersey                                55-0873295
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

Route 130 South and Delaware Avenue, Roebling New Jersey    08554
(Address of principal executive offices)

Issuer's telephone number, including area code  (609) 499-9400
                                                --------------

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 4, 2006

          Class                                         Outstanding
---------------------------                           ----------------
$.10 par value common stock                           1,710,045 shares

         Transitional Small Business Disclosure format (check one)
                                 Yes       No  X
                                     ---      ---

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2006

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.  Consolidated Financial Statements and Notes Thereto              1 - 9
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    10 - 13
Item 3.  Controls and Procedures                                         14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               15
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     15
Item 3.  Defaults upon Senior Securities                                 15
Item 4.  Submission of Matters to a Vote of Security Holders             15
Item 5.  Other Information                                               15 - 16
Item 6.  Exhibits                                                        16

SIGNATURES                                                               17

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In Thousands)

                                                                          June 30,  September 30,
                                                                            2006         2005
                                                                         ---------    ---------
Assets

Cash and due from banks                                                  $   2,670    $   2,428
Interest-bearing deposits                                                      213          647
                                                                         ---------    ---------
     Total cash and cash equivalents                                         2,883        3,075

Certificates of deposit                                                          -          300
Securities available for sale                                               25,250       27,160
Securities held to maturity                                                    434          557
Loans receivable, net                                                       89,372       76,551
Accrued interest receivable                                                    544          477
Federal Home Loan Bank of New York stock, at cost                              638          602
Premises and equipment                                                       3,360        2,766
Other assets                                                                   674          371
                                                                         ---------    ---------
     Total assets                                                        $ 123,155    $ 111,859
                                                                         =========    =========
Liabilities and Stockholders' Equity

Liabilities

Deposits                                                                 $  95,208    $  84,856
Borrowed funds                                                              10,700       10,000
Advances from borrowers for taxes and insurance                                441          396
Other liabilities                                                              736          559
                                                                         ---------    ---------
     Total liabilities                                                     107,085       95,811
                                                                         ---------    ---------
Stockholders' equity

Serial preferred stock, $.10 par value; 5,000,000 shares authorized;
  none issued                                                                    -            -
Common stock; $.10 par value; 20,000,000 shares authorized; 1,710,045
  shares issued                                                                171          171
Additional paid-in-capital                                                  10,332       10,327
Unallocated employee stock ownership plan shares                              (640)        (698)
Unallocated restricted stock plan shares                                       (66)         (14)
Retained earnings - substantially restricted                                 6,717        6,547
Accumulated other comprehensive income (loss) - unrealized gain (loss)
  on securities available for sale, net of tax                                (444)        (285)
                                                                         ---------    ---------
     Total stockholders' equity                                             16,070       16,048
                                                                         ---------    ---------

     Total liabilities and stockholders' equity                          $ 123,155    $ 111,859
                                                                         =========    =========

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

                                                                     For the Three Months Ended
                                                                               June 30,
                                                                     --------------------------
                                                                           2006       2005
                                                                         -------    -------
Interest income:
   Loans receivable                                                      $ 1,453    $ 1,014
   Securities                                                                237        257
   Other interest-earning assets                                              11         21
                                                                         -------    -------
        Total interest income                                              1,701      1,292
                                                                         -------    -------

Interest expense:
   Deposits                                                                  459        257
   Borrowed funds                                                            110         61
                                                                         -------    -------
        Total interest expense                                               569        318
                                                                         -------    -------

Net interest income before provision for loan losses                       1,132        974
Provision for loan losses                                                     42         24
                                                                         -------    -------
        Net interest income after provision for loan losses                1,090        950
                                                                         -------    -------

Non-interest income:
   Loan fees and late charges                                                 11         13
   Account servicing and other                                               104         97
   Gain on sale of loans                                                       1          -
                                                                         -------    -------
        Total non-interest income                                            116        110
                                                                         -------    -------

Non-interest expense:
   Compensation and benefits                                                 573        439
   Occupancy and equipment                                                   137        113
   Service bureau and data processing                                        104        101
   Other expense                                                             193        167
                                                                         -------    -------
        Total non-interest expense                                         1,007        820
                                                                         -------    -------

        Income before provision for income taxes                             199        240
Provision for income taxes                                                    89        104
                                                                         -------    -------
        Net income                                                           110        136

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities available for sale, net of tax       (41)       111
                                                                         -------    -------
Comprehensive income                                                     $    69    $   247
                                                                         =======    =======

Earnings per common share:
  Basic                                                                  $  0.07    $  0.08
  Diluted                                                                $  0.07    $  0.08

Weighted average number of shares outstanding:
  Basic                                                                    1,633      1,623
  Diluted                                                                  1,643      1,628

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

                                                               For the Nine Months Ended
                                                                       June 30,
                                                               -------------------------
                                                                     2006       2005
                                                                  -------    -------
Interest income:
   Loans receivable                                               $ 4,043    $ 2,924
   Securities                                                         724        771
   Other interest-earning assets                                       37         52
                                                                  -------    -------
        Total interest income                                       4,804      3,747
                                                                  -------    -------

Interest expense:
   Deposits                                                         1,200        719
   Borrowed funds                                                     318        145
                                                                  -------    -------
        Total interest expense                                      1,518        864
                                                                  -------    -------

Net interest income before provision for loan losses                3,286      2,883
Provision for loan losses                                             102         65
                                                                  -------    -------
        Net interest income after provision for loan losses         3,184      2,818
                                                                  -------    -------

Non-interest income:
   Loan fees and late charges                                          38         38
   Account servicing and other                                        298        301
   Gain on sale of loans                                                3          2
                                                                  -------    -------
        Total non-interest income                                     339        341
                                                                  -------    -------

Non-interest expense:
   Compensation and benefits                                        1,632      1,266
   Occupancy and equipment                                            410        308
   Service bureau and data processing                                 312        297
   Other expense                                                      571        476
                                                                  -------    -------
        Total non-interest expense                                  2,925      2,347
                                                                  -------    -------

        Income before provision for income taxes                      598        812
Provision for income taxes                                            265        354
                                                                  -------    -------
        Net income                                                    333        458

Other comprehensive income, net of tax:
   Unrealized loss on securities available for sale, net of tax      (159)      (234)
                                                                  -------    -------
Comprehensive income                                              $   174    $   224
                                                                  =======    =======

Earnings per common share:
  Basic                                                           $  0.20    $  0.28
  Diluted                                                         $  0.20    $  0.28

Weighted average number of shares outstanding:
  Basic                                                             1,631      1,608
  Diluted                                                           1,639      1,622

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

                                                                                                       Accumulated
                                               Additional                                                Other
                                     Common     Paid-in      Unallocated    Unallocated   Retained   Comprehensive
                                     Stock      Capital      ESOP Shares    RSP Shares    Earnings   Income (Loss)   Total
                                -----------  ------------    -----------  ------------ ------------- -------------  ---------
Balance at September 30, 2005         $171       $10,327         ($698)         ($14)       $6,547        ($285)    $16,048

Net income for the nine months
  ended June 30, 2006                    -             -             -             -           333            -         333

Dividends paid on common stock           -             -             -             -          (163)           -        (163)

Amortization of ESOP shares              -            12            58             -             -            -          70

Change in unrealized gain (loss)
  on securities available for sale,
  net of income taxes                    -             -             -             -             -         (159)       (159)

Common stock acquired by RSP             -            (7)            -           (64)            -            -         (71)

Allocation of RSP shares                 -             -             -            12             -            -          12
                                      ----       -------         -----          ----        ------        -----     -------

Balance at June 30, 2006              $171       $10,332         ($640)         ($66)       $6,717        ($444)    $16,070
                                      ====       =======         =====          ====        ======        =====     =======

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

                                                                          For the Nine Months Ended
                                                                                    June 30,
                                                                          -------------------------
                                                                               2006        2005
                                                                             --------    --------
Cash flows from operating activities:
   Net income                                                                $    333    $    458
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                             205         132
         Amortization of premiums and discounts, net                                8          11
         Amortization of deferred loan fees and costs, net                        (47)          9
         Provision for loan losses                                                102          65
         Originations of loans held for sale, net of repayments                (1,440)       (730)
         Gain on sale of loans                                                     (3)         (2)
         Proceeds from sale of loans held for sale                              1,443         752
         Increase in other assets                                                (198)        (20)
         Increase in accrued interest receivable                                  (67)        (50)
         Increase in other liabilities                                            178          59
         Expense of ESOP and RSP                                                   82          72
                                                                             --------    --------
                   Net cash provided by operating activities                      596         756
                                                                             --------    --------

Cash flows from investing activities:
    Proceeds from maturities of certificates of deposit                           300         900
    Purchase of securities available for sale                                       -      (8,756)
    Proceeds from payments and maturities of securities available for sale      1,637       4,028
    Proceeds from payments and maturities of securities held to maturity          123         348
    Loan originations, net of principal repayments                            (12,876)     (5,431)
    Purchase of Federal Home Loan Bank stock                                      (36)        (44)
    Purchase of premises and equipment                                           (799)       (539)
                                                                             --------    --------
                   Net cash used in investing activities                      (11,651)     (9,494)
                                                                             --------    --------

Cash flows from financing activities:
    Net increase in deposits                                                   10,352       2,385
    Net increase in short-term borrowed funds                                     700         200
    Proceeds from long-term borrowed funds                                          -       5,000
    Increase  in advance payments by borrowers for taxes
       and insurance                                                               45           4
    Dividends paid                                                               (163)          -
    Purchase of common shares by RSP                                              (71)        (21)
    Proceeds from exercise of stock options                                         -          81
                                                                             --------    --------
                   Net cash provided by financing activities                   10,863       7,649
                                                                             --------    --------

    Net decrease in cash and cash equivalents                                    (192)     (1,089)
    Cash and cash equivalents at beginning of period                            3,075       3,697
                                                                             --------    --------
    Cash and cash equivalents at end of period                               $  2,883    $  2,608
                                                                             ========    ========

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest on deposits and borrowed funds                              $  1,523    $    864
        Income taxes                                                              301         198

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

The results of operations for the three and nine months ended June 30, 2006, are not necessarily indicative of the results to be expected for the year ending September 30, 2006, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2005 included in the Company's Annual Report on Form 10-KSB.

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

The following is a summary of the Company's earnings per share calculations:

                                Three Months Ended June 30,    Nine Months Ended June 30,
                                ---------------------------    --------------------------
                                      2006         2005             2006         2005
                                      ----         ----             ----         ----

Net income                        $  110,011   $  136,114       $  332,605   $  457,738
                                  ==========   ==========       ==========   ==========

Weighted average common shares
outstanding for computation of
basic EPS (1)                      1,633,410    1,622,659        1,631,122    1,608,358

Common-equivalent shares due
to the dilutive effect of stock
options and RSP awards                 9,604        5,495            8,191       13,613
                                  ----------   ----------       ----------   ----------
Weighted average common shares
for computation of diluted EPS     1,643,014    1,628,154        1,639,313    1,621,971
                                  ==========   ==========       ==========   ==========

Earnings per common share:
         Basic                    $      .07   $      .08       $      .20   $      .28
         Diluted                         .07          .08              .20          .28

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

The following table summarizes the options granted and the weighted average exercise price for the nine months ended June 30, 2006
                                                              Weighted
                                                              Average
                                            Number            Exercise
                                           of Shares            Price
                                           ---------            -----

Outstanding September 30, 2005              14,642            $ 3.595

Granted                                     54,642             10.000
                                            ------            -------

Outstanding June 30, 2006                   69,284            $ 8.646
                                            ======            =======

Options exercisable June 30, 2006           69,284
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

                                  Three Months Ended June 30,    Nine Months Ended June 30,
                                  ---------------------------    --------------------------
                                       2006       2005               2006        2005
                                       ----       ----               ----        ----

Net income, as reported              $110,011   $136,114           $332,605   $457,738

Deduct: Total stock-based
compensation expense
determined under fair value
based method for stock options,
net of related tax effects                  -          -            125,365          -
                                     --------   --------           --------   --------

Pro forma net income                 $110,011   $136,114           $207,240   $457,738
                                     ========   ========           ========   ========

Earnings per common share:
   Basic - as reported                   $.07       $.08               $.20       $.28
   Basic - pro forma                     $.07       $.08               $.13       $.28
   Diluted- as reported                  $.07       $.08               $.20       $.28
   Diluted - pro forma                   $.07       $.08               $.13       $.28

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

Restricted Stock Plan
---------------------

On January 25, 1999, the stockholders of the Company approved a restricted stock plan (the "1999 Plan"), while on January 30, 2006, the stockholders ratified a 2006 Restricted Stock Plan (the "2006 Plan"), collectively, the "Plans". The Plans provide for the award of shares of restricted stock to directors, officers and employees. The 1999 Plan and the 2006 Plan provide for the purchase of 31,066 and 36,430 shares of common stock, respectively in the open market to fund such awards. All of the Common Stock to be purchased by the Plan will be purchased at the fair market value on the date of purchase. Awards under the Plan are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company's Board of Directors and as a means of providing a further retention incentive. Under the 1999 Plan, 18,017 shares were awarded in fiscal 1999 while 2,101 and 2,626 shares were awarded in fiscal 2005 and the first six months of 2006, respectively, with a grant-date fair value of $9.75 and $9.70 per share, respectively. The awards vest 20% on the date of grant and 20% each of the next four years. On January 30, 2006, 13,110 shares were awarded pursuant to the 2006 Plan. The awards vest 1/3 on the date of grant and 1/3 as of each of the next two years. Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant. Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date. Plan expense was approximately $13,000 and $73,000, respectively, for the three and nine-month periods ended June 30, 2006, compared to $1,000 and $5,000 for the same 2005 periods.

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

The ESOP is accounted for in accordance with Statement of Position 93-6, "Accounting for Employee Stock Ownership Plans," which was issued by the American Institute of Certified Public Accountants in November 1993. Accordingly, the ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $24,000 and $70,000, respectively, for the three and nine-month periods ended June 30, 2006, compared to $22,000 and $66,000 for the same 2005 periods.

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

Overview

         At June 30, 2006, the Company had total assets, deposits and stockholders' equity of $123.2 million, $95.2 million and $16.1 million, respectively. For the three months ended June 30, 2006, the Company reported net income of $110,000, or $.07 per diluted share, compared to $136,000, or $.08 per diluted share, for the same period in 2005. For the nine months ended June 30, 2006, the Company reported net income of $333,000, or $.20 per diluted share, compared to $458,000, or $.28 per diluted share, for the same period in 2005.

Changes in Financial Condition

         Total assets increased by $11.3 million to $123.2 million at June 30, 2006, from $111.9 million at September 30, 2005. This increase is largely attributable to a $12.8 million increase in loans receivable, net. Other changes include a $2.0 million decrease in investment securities and a $600,000 increase in premises and equipment. Loans receivable, net increased by 16.7%, to $89.4 million at June 30, 2006 from $76.6 million at September 30, 2005. The majority of the change in loans receivable, net was attributable to an increase of $7.1 million in the construction loan portfolio and an increase of $4.3 million in the home equity loan portfolio. In addition, the multifamily, commercial real estate and commercial loan portfolios increased a total of $1.6 million. Deposits increased by $10.3 million, or 12.2%, to $95.2 million at June 30, 2006 from $84.9 million at September 30, 2005. Borrowed funds increased by $700,000 during the same period, to $10.7 million at June 30, 2006 from $10.0 million at September 30, 2005, with all of the increase in short-term borrowings.

Results of Operations

         Net Interest Income. For the three-months ended June 30, 2006, the Company reported net interest income before provision for loan losses of $1,132,000, which represents an increase of $158,000 or 16.2% over the same period in 2005. The increase in net interest income was the result of an increase in interest income of $409,000, partially offset by an increase in interest expense of $251,000. The interest rate spread was 3.40% for the three months ended June 30, 2006 compared to 3.49% for the three months ended June 30, 2005, while the net interest margin improved to 3.98% for the 2006 period compared to 3.90% for the 2005 period. For the nine-month period ended June 30, 2006, the Company reported net interest income before provision for loan losses of $3,286,000, compared to $2,883,000 for the nine months ended June 30, 2005, an increase of $403,000, or 14.0%. The interest rate spread was 3.43% for the nine months ended June 30, 2006 compared to 3.52% for the nine months ended June

30, 2005, while the net interest margin improved to 3.96% for the 2006 period compared to 3.91% for the 2005 period. After a period of historically low interest rates, the Federal Reserve began tightening monetary policy in June, 2004, and has increased the Federal Funds rate seventeen times, by 25 basis points each time, since then. The yield curve has flattened in that time period, as short-term rates have risen much more than long-term rates. Reflecting the current rate environment, the Company's spread compressed slightly, as the overall cost of funds increased by more than the average yield on total interest-earning assets. The margin, however, increased, reflecting the higher percentage of loans to total interest-earning assets.

         The average balance of total interest-earning assets for the three months ended June 30, 2006 increased by $12.7 million compared to the three months ended June 30, 2005, while the average yield increased to 6.00% from 5.18%. The increase in total interest income of $409,000 for the three months ended June 30, 2006 is comprised primarily of an increase in interest income of $439,000 on loans receivable, offset by a decrease of $30,000 in interest income on securities and other interest-earning assets. Average loan receivable balances increased by $17.5 million for the three months ended June 30, 2006 compared to the same 2005 period, while the average yield increased to 6.68% from 5.89%. For the three months ended June 30, 2006, the average balance of securities and other interest-earning assets decreased by $4.7 million compared to the same 2005 period, while the average yield increased to 3.77% from 3.59%.

         The average balance of total interest-earning assets for the nine months ended June 30, 2006 increased by $11.0 million compared to the nine months ended June 30, 2005, while the average yield increased to 5.81% from 5.07%. The increase in total interest income of $1,057,000 for the nine months ended June 30, 2006 is comprised primarily of an increase in interest income of $1,119,000 on loans receivable, offset by a decrease of $62,000 in interest income on investment securities and other interest-earning assets. Average loan receivable balances increased by $15.2 million for the nine months ended June 30, 2006 compared to the same 2005 period, while the average yield increased to 6.48% from 5.80%. For the nine months ended June 30, 2006, the average balance of other securities and interest-earning assets decreased by $4.2 million compared to the same 2005 period, while the average yield increased to 3.75% from 3.51%.

         The average balance of interest-bearing liabilities increased by $12.3 million for the three months ended June 30, 2006 compared to same 2005 period, while the average cost increased to 2.60% from 1.69%. The increase in total interest expense of $251,000 for the three months ended June 30, 2006 is comprised of a $202,000 increase in interest expense on deposits and a $49,000 increase in interest expense on borrowings. Average interest-bearing deposit balances increased by $8.5 million with an increase in the average cost to 2.37% for the three months ended June 30, 2006, compared to 1.49% for the same 2005 period, while average borrowings increased by $3.9 million, with an increase in the average cost to 4.34% from 3.91%.

         For the nine months ended June 30, 2006, the average balance of interest-bearing liabilities increased by $10.9 million compared to same 2005 period, while the average cost increased to 2.38% from 1.55%. The increase in total interest expense of $654,000 for the nine months ended June 30, 2006 is comprised of a $481,000 increase in interest expense on deposits and a $173,000 increase in interest expense on borrowings. Average interest-bearing deposit balances increased by $6.2 million with an increase in the average cost to 2.13% for the nine months ended June 30, 2006, compared to 1.39% for the same 2005 period, while average borrowings increased by $4.8 million, with an increase in the average cost to 4.24% from 3.70%.

         Provision for Loan Losses. The provision for loan losses was $42,000 and $102,000, respectively, for the three and nine-month periods ended June 30, 2006, compared to $24,000 and $65,000 for the same periods in 2005. At June 30, 2006, the allowance for loan losses was $673,000 (.75% of the loan portfolio) compared to $549,000 (.78% of the loan portfolio) at June 30, 2005. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

         Non-interest Income. Non-interest income increased slightly, to $116,000 from $110,000 for the three-month period ended June 30, 2006 and decreased slightly, to $339,000 from $341,000 for the nine months ended June 30, 2006, compared to the same periods in 2005, with the majority of the change attributable to changes in account servicing and other fees.

         Non-interest  Expense.  Non-interest  expense  increased  $187,000,  or
22.8%, to $1,007,000 for the three-month period ended June 30, 2006 and increased $578,000, or 24.6%, to $2,925,000 for the nine months ended June 30, 2006, compared to the same periods in 2005, with the most significant increases in compensation and benefits, occupancy and equipment and other expense. Compensation and benefits increased by $134,000 and $366,000 for the three and nine months ended June 30, 2006 compared to the same 2005 periods while occupancy and equipment increased by $24,000 and $102,000 for the three and nine months ended June 30, 2006 compared to the same 2005 periods. The majority of the increase in these categories is attributable to the opening of the Bank's newest facility in Westampton and the cost of new stock benefit plans. The Bank relocated its former Loan Center office, as well as administrative staff formerly located in two other offices, to the Westampton facility in the quarter ended March 31, 2005, and also opened a retail banking center in the same facility in the quarter ended September 30, 2005. This is an entry into a new marketplace for the Bank, which we anticipate will enable us to increase our deposit and lending base. Other expense increased by $26,000 and $95,000 for the three and nine months ended June 30, 2006 compared to the same 2005 periods. The increase in other expense is largely related to costs associated with being a fully public company as well as the Westampton facility, with increased marketing and operating expenditures.

         We are currently in the process of constructing a new retail banking center in Delran which we anticipate will open this summer. This will be the Bank's fifth retail location, and will also be a new marketplace for us. While we project that the resulting growth from these new branches will result in increased profitability for the Company over the long-term, expenses will rise in the short-term, with increases in occupancy and equipment, compensation and benefits and other expense. There may also be increased expenses in the future as a result of additional awards that may be granted under the new stock benefit plans and compliance with the Sarbanes-Oxley Act.

         Provision for income taxes. The provision for income taxes decreased $15,000 to $89,000 for the three months ended June 30, 2006 and decreased $89,000 to $265,000 for the nine months ended June 30, 2006, compared to the 2005 periods. The decrease in tax expense is attributable primarily to the decrease in pre-tax earnings.


Liquidity and Regulatory Capital Compliance

         On June 30, 2006, the Bank was in compliance with its three regulatory capital requirements as follows:

(Dollars in thousands)
                                                 Amount    Percent
                                                 ------    -------

Tangible capital                                $12,136     9.80%
Tangible capital requirement                      1,858     1.50%
                                                -------     ----
Excess over requirement                         $10,278     8.30%
                                                =======     ====

Core capital                                    $12,136     9.80%
Core capital requirement                          4,956     4.00%
                                                -------     ----
Excess over requirement                         $ 7,180     5.80%
                                                =======     ====

Risk-based capital                              $12,816    15.77%
Risk-based capital requirement                    6,503     8.00%
                                                -------     ----
Excess over requirement                         $ 6,313     7.77%
                                                =======     ====

         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 2006, the Bank had outstanding commitments to fund loans of $7.0 million. At June 30, 2006, there were commitments on unused lines of credit of $7.8 million, undisbursed construction loans of $8.4 million and $119,000 in outstanding letters of credit. Certificates of deposit scheduled to mature in one year or less as of June 30, 2006, totaled $30.8 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.



Additional Key Operating Ratios
                                               At or for the Three Months
                                                     Ended June 30,
                                                   2006(1)    2005(1)
                                                   -------    -------

Earnings per common share (2):
    Basic                                          $0.07       $0.08
    Diluted                                        $0.07       $0.08
Return on average assets (1)                         .37%        .52%
Return on average equity (1)                        2.74%       3.44%
Interest rate spread (1)                            3.40%       3.49%
Net interest margin (1)                             3.98%       3.90%
Non-interest expense to average assets (1)          3.36%       3.12%
Non-performing assets to total assets                .09%        .05%
Non-performing loans to total loans                  .12%        .08%

                                                       At June 30,
                                                    2006        2005
                                                    ----        ----

Book value per share (3)                           $9.40       $9.35

-------------------
(1)  The ratios for the three-month periods presented are annualized.
(2) The average number of shares outstanding during the three months ended June 30, 2006, was 1,633,410 basic and 1,643,014 diluted. The average number of shares outstanding during the three months ended June 30, 2005, was 1,622,659 basic and 1,628,154 diluted.
(3)  There were 1,710,045 shares outstanding as of June 30, 2006 and 2005


                                                For the Nine Months Ended
                                                         June 30,
                                                   2006(1)     2005(1)
                                                   -------     -------

Earnings per common share (2):
    Basic                                          $0.20       $0.28
    Diluted                                        $0.20       $0.28
Return on average assets (1)                         .38%        .59%
Return on average equity (1)                        2.76%       3.88%
Interest rate spread (1)                            3.43%       3.52%
Net interest margin (1)                             3.96%       3.91%
Non-interest expense to average assets (1)          3.33%       3.03%

----------------
(1)  The ratios for the nine-month periods presented are annualized.
(2) The average number of shares outstanding during the nine months ended June 30, 2006, was 1,631,122 basic and 1,639,313 diluted. The average number of shares outstanding during the nine months ended June 30, 2005, was 1,608,358 basic and 1,621,971 diluted.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

               (a)  Unregistered Sales of Equity Securities.  Not Applicable

               (b)  Use of Proceeds.  Not Applicable

               (c)  Issuer Purchases of Equity Securities.

--------------------------- --------------------- -------------------- ----------------------- -----------------------------
                                                                       (c) Total Number        (d) Maximum Number
                                                                        Of Shares (or Units)   (or Approximate Dollar
                                                         (b)            Purchased as Part      Value) of Shares (or
                           (a) Total Number          Average Price        Of Publicly          Units) that May Yet Be
                           of Shares (or             Paid per Share     Announced Plans         Purchased Under the
Period                     Units) Purchased            (or Unit)          or Programs*          Plans or Programs**
--------------------------- --------------------- -------------------- ----------------------- -----------------------------
April 1 through 30                                                                             130,286
--------------------------- --------------------- -------------------- ----------------------- -----------------------------
May 1 through 31            10,000                10.50                10,000                  120,286
--------------------------- --------------------- -------------------- ----------------------- -----------------------------
June 1 through 30                                                                              120,286
--------------------------- --------------------- -------------------- ----------------------- -----------------------------
Total                       10,000                10.50                10,000                  120,286
--------------------------- --------------------- -------------------- ----------------------- -----------------------------

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

--------------
* Incorporated herein by reference to the Company's Form 8-A (File No. 0-59069) filed with the Commission on September 30, 2004.

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

***** Incorporated herein by reference to Company's Registration Statement on Form S-8 (File No. 333-132059) filed with the Commission on February 27, 2006.

                          ROEBLING FINANCIAL CORP, INC.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          ROEBLING FINANCIAL CORP, INC.


Date:  August 9, 2006     By: /s/Frank J. Travea, III
                              --------------------------------------------------
                              Frank J. Travea, III
                              President and Chief Executive Officer
                              (Principal Executive Officer)

Date:  August 9, 2006     By: /s/Janice A. Summers
                              --------------------------------------------------
                              Janice A. Summers
                              Senior Vice President, Chief Operating Officer and Chief Financial Officer
                              (Principal Financial and Accounting Officer)