Form 10KSB
period 2006-09-30
Roebling Financial Corp, Inc.
filed 2006-12-28
CIK 1293283

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended SEPTEMBER 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From ____________ To ___________

                         Commission File Number 0-50969
                                                -------

                          ROEBLING FINANCIAL CORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          NEW JERSEY                                             55-0873295
--------------------------------                            --------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

ROUTE 130 SOUTH AND DELAWARE AVENUE, ROEBLING NEW JERSEY              08554
--------------------------------------------------------            ------------
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

   Check  whether  the  issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

   State  issuer's  revenues  for  its  most  recent  fiscal  year.  $7,113,085.
                                                                     ----------

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked price of the registrant's Common Stock reported on the OTC Bulletin Board(R) at December 21, 2006, was approximately $16.3 million. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all shareholders beneficially owning more than 10% of the registrant's Common Stock.

   As of December 21, 2006, there were issued and outstanding 1,712,259 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended September 30, 2006. (Part II)

2.   Portions  of  the  Proxy   Statement   for  the  2007  Annual   Meeting  of
     Shareholders. (Part III)

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

ITEM 1. DESCRIPTION OF BUSINESS
--------------------------------

GENERAL

     On September 30, 2004, Roebling Financial Corp., MHC (the "MHC") completed its reorganization into stock form and the Company succeeded to the business of the MHC's former federal mid-tier holding company subsidiary. Each outstanding share of common stock of the former mid-tier holding company (other than shares held by the MHC which were cancelled) was converted into 3.9636 shares of common stock of the Company. As part of the transaction, the Company sold a total of 910,764 shares to the public at $10 per share, including 72,861 shares purchased by the Company's employee stock ownership plan with funds borrowed from the Company. The Company's business is conducted primarily through its wholly- owned subsidiary, Roebling Bank (the "Bank"). References to the Company or Registrant refer to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

     The Bank, a federally chartered stock savings bank, has five retail offices, two located in Roebling and one located in each of Delran, Westampton and New Egypt, New Jersey. From these locations, the Bank primarily serves the towns of Roebling, Delran, Westampton Township, Florence Township and New Egypt. The Bank's secondary market includes Burlington City and Township, Cream Ridge, Wrightstown, Bordentown City, Mt. Holly, Rancocas, Moorestown, Riverside and Cinnaminson, and Springfield, Mansfield, Bordentown, Plumsted, New Hanover, North Hanover, Eastampton, Hainesport and Lumberton Townships.

     The Company's headquarters are located at Route 130 South and Delaware Avenue, Roebling, New Jersey 08554, its main telephone number is (609) 499-9400 and its website address is www.roeblingbank.com.
                           --------------------

MARKET AREA AND COMPETITION

     Roebling is an established, densely populated blue-collar community characterized by a declining population and a higher proportion of retirees than the nation as a whole. The median age in Roebling is 38.1 years. The estimated median household income for 2005 was $63,680. New Egypt, Westampton and Delran are developing suburban markets with a lower population density than Roebling but a higher household growth rate. The median age in New Egypt is 33.7 years and the median household income for 2005 was estimated to be $71,597, while in Westampton the median age and household income were 34.9 years and $67,365, respectively. Delran's median age and household income for 2005 were 36.6 years and $58,526, respectively.

     Roebling Bank has the only two branches located in Roebling. Two financial institutions, including a Trenton-based community bank, however, opened branches in the past few years just outside the town limits and Roebling Bank has experienced increased competition for deposits from these new entrants. Roebling Bank has one of the two branches in New Egypt and held approximately 45% of the FDIC-insured deposits there at June 30, 2006 according to data compiled by the FDIC. The foregoing data does not reflect deposits held by credit unions.

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

LENDING ACTIVITIES

     The Company's principal lending activity is the origination of loans secured by real property in Southern New Jersey. At September 30, 2006, the Bank's loan portfolio included $37.2 million in loans secured by liens on one-to-four family properties, $22.0 million in home equity loans, $15.6 million in loans secured by commercial real estate, $19.0 million in loans secured by land or properties under construction and $4.3 million in loans secured by multi-family properties. To a lesser extent, the Bank also offers commercial and consumer loans. The majority of the Bank's borrowers are located in Southern New Jersey and could be expected to be similarly affected by economic and other conditions in this area. The Company does not believe that there are any other concentrations of loans or borrowers in its portfolio.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated.

                                                                             AT SEPTEMBER 30,
                                                  -------------------------------------------------------------------------
                                                           2006                      2005                      2004
                                                  ---------------------      --------------------      --------------------
                                                      $            %            $            %            $             %
                                                     ---          ---          ---          ---          ---           --
                                                                          (DOLLARS IN THOUSANDS)
Real estate loans:
  One-to-four family.........................     $ 37,200        36.84%     $36,956        45.59%     $34,041        51.25%
  Multi-family...............................        4,316         4.28        2,141         2.64        1,170         1.76
  Construction and land......................       18,987        18.80        8,226        10.15        3.271         4.93
  Commercial real estate ....................       15,550        15.40       15,479        19.09       10,505        15.82
                                                   -------        -----       ------       ------       ------       ------
    Total real estate loans..................       76,053        75.32       62,802        77.47       48,987        73.76
                                                   -------        -----       ------        -----       ------        -----
Consumer and other loans:
  Home equity................................       21,995        21.78       16,469        20.31       15,555        23.42
  Commercial.................................        2,756         2.73        1,578         1.95        1,531         2.30
  Other consumer.............................          175         0.17          220         0.27          344         0.52
                                                   -------       ------      -------       ------      -------       ------
    Total consumer and other loans...........       24,926        24.68       18,267        22.53       17,430        26.24
                                                   -------       ------       ------       ------       ------       ------

Total loans..................................      100,979       100.00%      81,069       100.00%      66,417       100.00%
                                                   -------       ======       ------       ======       ------       ======

Less:
  Loans in process...........................        6,257                     3,919                     1,578
  Net deferred loan origination fees (costs).            5                        26                      (28)
  Allowance for loan losses..................          703                       573                       491
                                                   -------                    ------                    ------

  Total loans, net...........................     $ 94,014                   $76,551                   $64,376
                                                   =======                    ======                    ======

     LOAN MATURITY TABLE. The following table sets forth the contractual maturities of the Company's loan portfolio at September 30, 2006. The table does not reflect anticipated prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities. Demand loans, loans having no stated schedule of payments and no stated maturity and overdrafts are shown as due in one year or less. Amounts shown are net of loans in process.

                                                             DUE AFTER ONE
                                           DUE IN ONE        YEAR THROUGH       DUE AFTER
                                          YEAR OR LESS        FIVE YEARS        FIVE YEARS          TOTAL
                                          ------------        ----------        ----------          -----
                                                                   (IN THOUSANDS)
Real estate loans:
  One-to-four family.................      $  2,606           $  1,001           $ 33,593         $  37,200
  Multi-family.......................           666                 35              3,615             4,316
  Construction and land..............        11,542              1,003                185            12,730
  Commercial real estate.............           507              2,010             13,033            15,550
Consumer and other loans:
  Home equity .......................           104              4,229             17,662            21,995
  Commercial.........................           394              2,088                274             2,756
  Other consumer ....................            24                 82                 69               175
                                           --------           --------           --------         ---------

    Total............................      $ 15,843           $ 10,448           $ 68,431         $  94,722
                                           ========           ========           ========         =========

         The following table sets forth as of September 30, 2006 the dollar amount of all loans due after September 30, 2007, which have fixed interest rates and floating or adjustable interest rates.

                                                                        FLOATING OR
                                                    FIXED RATES       ADJUSTABLE RATES        TOTAL
                                                    -----------       ----------------        -----
                                                                       (IN THOUSANDS)
Real estate loans:
  One-to-four family real estate................   $    20,496           $  14,098          $   34,594
  Multi-family..................................            35               3,615               3,650
  Construction and land.........................           185               1,003               1,188
  Commercial real estate........................         1,040              14,003              15,043
Consumer and other loans:
  Home equity ..................................        16,911               4,980              21,891
  Commercial ...................................         1,769                 593               2,362
  Other consumer................................           127                  24                 151
                                                   -----------           ---------          ----------
    Total.......................................   $    40,563           $  38,316          $   78,879
                                                   ===========           =========          ==========

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

     The Company generally retains adjustable and shorter-term, fixed-rate loans in its portfolio and sells qualifying longer-term fixed-rate loans to Fannie Mae and retains the servicing rights. Generally, fixed-rate loans have a 10 to 40 year term. Non-conforming, fixed-rate loans are both retained in the Company's portfolio and sold in the secondary market to private entities, servicing released. At September 30, 2006 there were no loans classified as held for sale. See "-- Loan Servicing, Purchases and Sales."

     CONSTRUCTION AND LAND LENDING. The Company originates residential and commercial construction loans and loans secured by undeveloped land. Construction loans are classified as either pre- sold or speculative real estate loans at the time of origination, depending on whether a buyer is under contract of sale. The Company's construction lending activities generally are limited to the counties within or surrounding its primary market areas and are primarily made to local individuals for the purpose of constructing their primarily single-family residence, to real estate builders or developers for the purpose of constructing primarily single-family residential houses or developments or to business customers for owner- occupied use. The Company's commercial construction lending generally involves multi-family investment properties or retail buildings. Land loans are generally made to builders and developers for the purpose of constructing improvements thereon.

     The Company's construction loans generally have maturities of 6 to 18 months, with payments being made monthly on an interest-only basis. Construction loan rates generally adjust monthly based on the prime rate plus a margin of 0.0% to 3.0% and are generally made with maximum loan-to-value ratios of 80%. Land loans generally have terms of less than 18 months, loan-to-value ratios of 50% or less and interest rates from 0% to 3.0% over prime. It is the Company's policy to limit land loans to amounts not in excess of what the developer can absorb in one year.

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

     CONSUMER LOANS. The Company originates home equity loans secured by single-family residences. These loans are made on owner-occupied, single-family residences and generally are originated as fixed-rate loans with terms of one to twenty years or variable- rate lines of credit tied to the prime rate. The loans are generally subject to an 80% combined loan-to-value limitation including any other outstanding mortgages or liens. The Company's remaining consumer loans consist primarily of new and used mobile home loans, new and used automobile loans, account loans and unsecured personal loans.

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

     LOANS-TO-ONE-BORROWER LIMIT. Under federal law, a federal savings bank generally may not lend to one borrower in an amount greater than the higher of $500,000 or 15% of its unimpaired capital and surplus. At September 30, 2006, our loans-to-one-borrower limit was approximately $1.9 million.

     At September 30, 2006, the largest amount of loans we had outstanding to any one borrower or group of borrowers was $1.7 million, which consisted of two loans for the construction of residential properties. At September 30, 2006, the outstanding balance was $1.4 million. Our next largest lending relationship was $1.7 million and consisted of one construction loan secured by a multi-family property. At September 30, 2006, the outstanding balance was $1.0 million.

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

     The Company generally underwrites fixed-rate, one-to-four family mortgage loans pursuant to Fannie Mae guidelines to facilitate sale in the secondary market. Fixed-rate mortgage loans may be sold with servicing retained. Non-conforming, fixed-rate loans may be sold in the secondary market to private entities, and the servicing of such loans is not retained. Commercial purpose loans or participations may be sold, generally to stay within loan-to-one-borrower limits and generally with servicing retained. During the year ended September 30, 2006, the Company sold $963,000 of one-to-four family mortgage loans and $895,000 of commercial-purpose loans. The Company had no loans held-for-sale at September 30, 2006. The Company recognized loan servicing fees of $19,000 for the year ended September 30, 2006. As of September 30, 2006, loans serviced for others totaled $8.4 million.

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

     LOAN COMMITMENTS. The Company issues written commitments to prospective borrowers on all approved mortgage loans, which generally expire within 30 days of the date of issuance. The Company charges a lock-in fee to lock in mortgage rates. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended up to 60 days. At September 30, 2006, the Company had $3.8 million of outstanding commitments to fund loans, $7.8 million of unused lines of credit, and $119,000 in outstanding letters of credit.

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

                                                                                      AT SEPTEMBER 30,
                                                                            ---------------------------------
                                                                            2006           2005          2004
                                                                            ----           ----          ----
                                                                                   (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis:
  Mortgage loans:
    One-to-four family residential real estate..........................    $ 34           $ 56          $ 58
    Construction and land...............................................     400              -             -
  Consumer and other loans:
    Home equity.........................................................      --             --            36
    Other consumer......................................................      --              2             4
                                                                            ----           ----          ----
      Total non-accrual loans...........................................    $434           $ 58          $ 98
                                                                            ====           ====          ====
Accruing loans contractually past due 90 days or more:
  Mortgage loans:
    One-to-four family residential real estate..........................    $ --           $ --          $ 65
  Consumer and other loans:
    Home equity.........................................................      51             --            --
    Other consumer......................................................      --             --            --
                                                                            ----           ----          ----
      Total accruing loans contractually past due
        90 days or more.................................................    $ 51           $ --          $ 65
                                                                            ====           ====          ====
Total non-performing loans..............................................    $485           $ 58          $163
                                                                            ====           ====          ====
Real estate owned.......................................................    $ --           $ --          $ --
                                                                            ====           ====          ====
Total non-performing assets.............................................    $485           $ 58          $163
                                                                            ====           ====          ====
Total non-performing loans to total loans, net..........................    0.51%          0.08%         0.25%
                                                                            ====           ====          ====
Total non-performing assets to total assets.............................    0.37%          0.05%         0.17%
                                                                            ====           ====          ====

     Non-accrual loans at September 30, 2006 consisted of two loans to two unrelated borrowers totaling $434,000. During the fiscal year ended September 30, 2006, gross interest income of $13,000 would have been recorded on non-accrual loans if they had been current in accordance with their terms. Interest income of $5,000 was included in net income from such loans during the period. At September 30, 2006, the Company had no loans which are not disclosed in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present loan repayment terms. Approximately $5,000 of the allowance for loan losses related to non-performing loans at September 30, 2006.

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

     The  following  table  sets  forth  the  Company's   classified  assets  in
accordance with its classification system:


                                        AT SEPTEMBER 30, 2006
                                        ---------------------
                                           (IN THOUSANDS)

Special Mention..................              $1,947
Substandard......................                 400
Doubtful.........................                  --
Loss.............................                  --
                                               ------
Total............................              $2,347
                                               ======

     Approximately   $434,000   of   classified   assets   were   reflected   as
non-performing loans in the table in the prior section. Approximately $23,000 of the allowance for loan losses is allocated to the above classified assets.

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

     The Company has used the same methodology in analyzing its allowance in each of the periods presented. The increase in the allowance in each of the periods is primarily attributable to the increase in the loan portfolio balance, which increased to $94.7 million at September 30, 2006, from $77.2 million at September 30, 2005. In 2004 we increased the loss factor applied to each loan group to calculate the amount of the general allocation. The reasons for this include a shift in the composition of the loan portfolio to a higher level of commercial real estate, construction and land, and multifamily loans as well as several factors related to the economy and the local real estate market, where the majority of our loans are concentrated. A shift in the portfolio from one-to-four family residential loans to other types of residential and commercial loans leads to an inherent increase in credit risk based on the type of loans. The allowance for loan losses was 0.74%, 0.74% and 0.76% of total loans outstanding at September 30, 2006, September 30, 2005 and September 30, 2004, respectively.

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

     ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth information with respect to activity in the Company's allowance for loan losses for the periods indicated:

                                                                        YEAR ENDED SEPTEMBER 30,
                                                               ---------------------------------------
                                                                 2006            2005            2004
                                                               -------         -------         -------
                                                                         (DOLLARS IN THOUSANDS)
Total loans outstanding(1)..................................   $94,717         $77,124         $64,867
                                                               =======         =======         =======
Average loans outstanding...................................   $85,134         $68,318         $59,645
                                                               =======         =======         =======
Allowance balances (at beginning of period).................   $   573         $   491             473
                                                               -------         -------         -------
Charge-offs:
  Consumer..................................................       (2)             (7)             (7)
Recoveries:
  Consumer..................................................        --               -               3
                                                               -------         -------         -------
  Net charge-offs...........................................       (2)             (7)             (4)
Provisions..................................................       132              89              22
                                                               -------         -------         -------
Allowance balance (at end of period)........................   $   703         $   573         $   491
                                                               =======         =======         =======
Allowance for loan losses as a percent of total loans
   outstanding..............................................      0.74%           0.74%           0.76%
                                                               =======         =======         =======
Net charge-offs as a percentage of average loans
   outstanding..............................................      0.00%           0.01%           0.01%
                                                               =======         =======         =======

________
(1) Excludes allowance for loan losses.

     ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES. The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                                  AT SEPTEMBER 30,
                                -------------------------------------------------------------------------------------
                                          2006                          2005                           2004
                                -------------------------     ------------------------       ------------------------
                                             PERCENT OF                    PERCENT OF                      PERCENT OF
                                              LOANS IN                      LOANS IN                        LOANS IN
                                                EACH                          EACH                            EACH
                                             CATEGORY TO                   CATEGORY TO                    CATEGORY TO
                                AMOUNT       TOTAL LOANS      AMOUNT       TOTAL LOANS       AMOUNT       TOTAL LOANS
                                ------       -----------      ------       -----------       ------       -----------
                                                               (DOLLARS IN THOUSANDS)
One-to-four family (1).....      $306             58.62%       $295             65.90%        $258             74.67%
Multi-family...............        47              4.28          24              2.64           13              1.76
Construction and land......       140             18.80          47             10.15           19              4.93
Commercial real estate.....       171             15.40         170             19.09          115             15.82
Commercial.................        30              2.73          17              1.95           17              2.30
Consumer...................         9              0.17          13              0.27           22              0.52
Unallocated................        --                --           7                --           47                --
                                 ----            ------        ----            ------         ----            ------
  Total....................      $703            100.00%       $573            100.00%        $491            100.00%
                                 ====            ======        ====            ======         ====            ======

_________
(1) Includes home equity loans.

                                      -13-

INVESTMENT ACTIVITIES

     The Bank is required to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the OTS during its regular examinations. The OTS, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. At September 30, 2006, the Company had no securities of a single issuer, excluding U.S. government and agency securities, that exceeded 10% of stockholder's equity.

     Current regulatory and accounting guidelines regarding investment securities (including mortgage- backed securities) require us to categorize securities as "held to maturity," "available for sale" or "trading." As of September 30, 2006, we had securities classified as "held to maturity" and "available-for-sale" in the amount of $395,000 and $27.2 million, respectively, and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At September 30, 2006, our securities available for sale had an amortized cost of $27.6 million and market value of $27.2 million. The changes in market value in our available-for-sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available-for-sale do not affect our income nor does it affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

     At September 30, 2006, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) local municipal obligations; (iv) mortgage-backed securities; (v) banker's acceptances; (vi) certificates of deposit; (vii) investment grade corporate bonds; and (viii) commercial paper. The Board of Directors may authorize additional investments.

     As a source of liquidity and to supplement the Company's lending activities, we have invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors like us. The quasi-governmental agencies, which include Ginnie Mae, Freddie Mac and Fannie Mae, guarantee the payment of principal and interest to investors.

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

                                                                            AT SEPTEMBER 30,
                                                                   -----------------------------------
                                                                     2006        2005           2004
                                                                   -------      -------        -------
                                                                             (IN THOUSANDS)
Investment securities held-to-maturity:
  U.S. government and agency securities......................      $    55      $   104        $   175
  Corporate and municipal debt instruments...................           --            -            140
  Mortgage-backed securities (1).............................          340          454            664
                                                                   -------      -------        -------
       Total investment securities held-to-maturity..........          395          558            979
                                                                   -------      -------        -------
Investment securities available-for-sale:
  U.S. government and agency securities......................       21,884       21,047         17,520
  Fannie Mae stock...........................................           22           18             25
  Mortgage-backed securities.................................        5,301        6,095          6,627
                                                                   -------      -------        -------
       Total investment securities available-for-sale........       27,207       27,160         24,172
                                                                   -------      -------        -------
Total investment securities..................................      $27,602      $27,718        $25,151
                                                                   =======      =======        =======

_____________
(1) Includes collateralized mortgage obligations of $25,000, $53,000 and $100,000 at September 30, 2006, 2005 and 2004, respectively.

     INVESTMENT PORTFOLIO MATURITIES. The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Company's investment and mortgage-backed securities portfolio at September 30, 2006.

                                                                       AT SEPTEMBER 30, 2006 (1)
                                             ----------------------------------------------------------------------------------
                                                ONE YEAR OR LESS           ONE TO FIVE YEARS           FIVE TO TEN YEARS
                                             ----------------------     ----------------------       ---------------------
                                             CARRYING      AVERAGE      CARRYING       AVERAGE       CARRYING      AVERAGE
                                               VALUE        YIELD         VALUE         YIELD         VALUE         YIELD
                                               -----        -----         -----         -----         -----         -----
                                                                        (DOLLARS IN THOUSANDS)
Investment securities held-to-maturity:
  U.S. government and agency
     securities..........................      $   --         -  %       $    --           -  %       $   55         5.70%
  Mortgage-backed securities.............          --         -               32          6.17            78         4.86
                                               ------                    -------                      ------
       Total investment securities
           held-to-maturity .............          --         -               32          6.17           133         5.21
                                               ------                    -------                      ------

Investment securities available-for-sale:
  U.S. government and agency securities..       8,144        3.04         11,493          3.74         2,247         5.32
  Mortgage-backed securities.............         138        5.26          2,559          3.98           275         5.34
                                               ------                    -------                      ------
       Total investment securities
           available-for-sale............       8,282        3.08         14,052          3.78         2,522         5.32
                                               ------                    -------                      ------

  Total investment securities............      $8,282        3.08%       $14,084          3.79%       $2,655         5.32%
                                               ======                    =======                      ======


                                                                AT SEPTEMBER 30, 2006 (1)
                                             -----------------------------------------------------------------
                                                MORE THAN TEN YEARS            TOTAL INVESTMENT SECURITIES
                                              ----------------------      ------------------------------------
                                              CARRYING       AVERAGE      CARRYING       AVERAGE        MARKET
                                                VALUE         YIELD         VALUE         YIELD         VALUE
                                                -----         -----         -----         -----         -----
                                                               (DOLLARS IN THOUSANDS)
Investment securities held-to-maturity:
  U.S. government and agency
     securities..........................       $   --           -  %    $      55         5.70%        $    55
  Mortgage-backed securities.............          230          6.02           340         5.78             342
                                                ------                     -------                      -------
       Total investment securities
           held-to-maturity .............          230          6.02           395         5.77             397
                                                ------                     -------                      -------

Investment securities available-for-sale:
  U.S. government and agency securities..            -             -        21,884         3.64          21,884
  Mortgage-backed securities.............        2,329          5.13         5,301         4.59           5,301
                                                ------                      ------                      -------
       Total investment securities
           available-for-sale............        2,329          5.13        27,185         3.83          27,185
                                                ------                      ------                      -------

  Total investment securities............       $2,559          5.21%      $27,580         3.85%        $27,582
                                                ======                      ======                      =======

_________
(1) The table does not include Fannie Mae stock, which is classified as available-for-sale. See "-- Investment Portfolio."

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

     DEPOSITS. Consumer and commercial deposits are attracted principally from within the Company's primary market area through the offering of a selection of deposit instruments including checking accounts, savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2006, the Company had no brokered deposits.

     CERTIFICATES OF DEPOSIT. The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 2006.


                                                           CERTIFICATES
                                                            OF DEPOSIT
                                                            ----------
MATURITY PERIOD                                           (IN THOUSANDS)
---------------
Within three months.......................................    $4,349
Over three months through six months......................     2,114
Over six months through twelve months.....................     1,943
Over twelve months........................................     1,372
                                                              ------
                                                              $9,778
                                                              ======

     BORROWINGS. The Company may obtain advances from the Federal Home Loan Bank of New York ("FHLB") to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Company's stock in the FHLB and a portion of the Company's mortgage loan and securities portfolios. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and range of maturities. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2006, the Company had $8.0 million of fixed-rate advances outstanding with a weighted average rate of 4.15% and contractual maturities ranging from two to five years.

     The following table sets forth the maximum month-end balance and the average balance of short-term FHLB advances for the periods indicated. These borrowings were advanced against the overnight line of credit.

                                                           AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                                           --------------------------------------
                                                            2006          2005             2004
                                                           ------        -------         --------
                                                                   (DOLLARS IN THOUSANDS)
  Average balance outstanding........................      $2,010        $   638         $   723
  Maximum balance at end of any month................       5,000          3,400           3,500
  Balance outstanding end of period..................       1,300          2,000              --
  Weighted average rate during period................        4.82%          2.82%           1.26%
  Weighted average rate at end of period ............        5.55%          4.11%             --%

PERSONNEL

     As of September 30, 2006, the Company had 36 full-time and 19 part-time employees. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

                           REGULATION AND SUPERVISION

     Set forth below is a brief description of certain laws which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

REGULATION OF THE BANK

     GENERAL. As a federally chartered savings bank with deposits insured by the Federal Deposit Insurance Corporation (the "FDIC"), the Bank is subject to extensive regulation by the OTS and FDIC. Lending activities and other investments must comply with federal and state statutory and regulatory requirements. The Bank is also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the Deposit Insurance Fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

     DEPOSIT INSURANCE. The Bank's deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. Although the FDIC is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005 (the "Reform Act"), which was signed into law on February 15, 2006, has resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund (which formerly insured the deposits of banks) and the Savings Association Insurance Fund (which formerly insured the deposits of savings associations like the Bank) were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts has been increased to $250,000 per participant subject to adjustment for inflation. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

     The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.

     Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank anticipates that it will be able to offset much of its deposit insurance premium for 2007 with the special assessment credit.

     In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing
Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 0.013% of insured deposits in fiscal 2006. These assessments will continue until the FICO bonds mature in 2017.

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

         QUALIFIED THRIFT LENDER TEST. Savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets up to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. As of September 30, 2006, the Bank was in compliance with its QTL requirement.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the sum of 0.2% of its mortgage-related assets and 4.5% of its outstanding advances.

     FEDERAL RESERVE SYSTEM. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2006, the Bank was in compliance with these requirements.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     (a) PROPERTIES. The following table sets forth the location of our main office and branch offices, the year the offices were opened, the net book value of each office and per branch deposits at each office.

                                                                                NET BOOK                  BRANCH
                                      YEAR FACILITY       LEASED OR             VALUE AT                DEPOSITS AT
OFFICE LOCATION                           OPENED            OWNED          SEPTEMBER 30, 2006       SEPTEMBER 30, 2006
---------------                           ------            -----          ------------------       ------------------
                                                                                          (IN THOUSANDS)
MAIN OFFICE
Route 130 South and                        1964             Owned                 $817                    $49,162
   Delaware Avenue
Roebling, NJ 08554

VILLAGE OFFICE
34 Main Street                             1922             Owned                  43                     14,847
Roebling, NJ 08554

NEW EGYPT OFFICE
8 Jacobstown Road                          1998             Owned                 596                     31,629
New Egypt, NJ 08533

WESTAMPTON OFFICE
1934 Rt. 541/Burlington-Mt.
   Holly Road                              2005           Leased (1)              469                      7,383
Westampton, NJ 08060

DELRAN OFFICE
3104 Bridgeboro Road
Delran, NJ 08075                           2006             Owned                1,908                      661

--------
(1) Lease has an initial term of five years.

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

     (c) DESCRIPTION OF REAL ESTATE AND OPERATING DATA. Not Applicable.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Roebling Financial Corp, Inc. and its subsidiaries, from time to time, are a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Roebling Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Roebling Bank. There were no lawsuits pending or known to be contemplated against us at September 30, 2006 that would have a material effect on our operations or income.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     (a) MARKET FOR COMMON EQUITY. The information contained under the section captioned "Stock Market Information" of the Company's Annual Report to Stockholders for the fiscal year ended September 30, 2006 (the "Annual Report") is incorporated herein by reference. During the period under report, the Registrant did not sell any equity securities that were not registered under the Securities Act of 1933.

     (b) USE OF PROCEEDS. Not applicable.

     (c) ISSUER PURCHASES OF EQUITY SECURITIES. Not applicable.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The Registrant's consolidated financial statements are incorporated herein by reference from the Annual Report.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

     Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES.
----------------------------------

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

ITEM 8B.  OTHER INFORMATION.
----------------------------

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------

     The information required under this item is incorporated herein by reference to the Proxy Statement for the 2007 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information." The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer. A copy of the Company's Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, Roebling Financial Corp, Inc., Route 130 South and Delaware Avenue, Roebling, New Jersey 08554.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

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

     (d)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

          Set forth below is information as of September 30, 2006 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                 (a)                   (b)                              (c)
                                                                                               NUMBER OF SECURITIES
                                        NUMBER OF SECURITIES        WEIGHTED-AVERAGE         REMAINING AVAILABLE FOR
                                          TO BE ISSUED UPON         EXERCISE PRICE OF      FUTURE ISSUANCE UNDER EQUITY
                                             EXERCISE OF               OUTSTANDING              COMPENSATION PLANS
                                        OUTSTANDING OPTIONS,        OPTIONS, WARRANTS          (EXCLUDING SECURITIES
                                        WARRANTS AND RIGHTS            AND RIGHTS            REFLECTED IN COLUMN (A))
                                        --------------------           ----------            ------------------------
Equity compensation plans
approved by shareholders:
   1999 Stock Option Plan............           51,228                   $10.510                       1,586
   2006 Stock Option Plan............           74,642                    10.730                      16,434
   1999 Restricted Stock Plan........            2,564                        --                       9,124
   2006 Restricted Stock Plan........           13,110                        --                      23,320
Equity compensation plans
not approved by shareholders (1).....               --                        --                          --
                                               -------                   -------                      ------
     TOTAL..........................           141,544                   $10.641                      50,464
                                               =======                   =======                      ======

_______
(1) Not applicable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information  required by this item is incorporated  herein by reference
to  the  Proxy  Statement   contained  under  the  section  captioned   "Certain
Relationships and Related Transactions."

ITEM 13.  EXHIBITS
------------------

     List of Exhibits:

      3.1     Certificate of Incorporation*
      3.2     Bylaws**
      4.0     Form of Stock Certificate***
     10.1+    Directors' Consultation and Retirement Plan***
     10.2+    Roebling Bank Stock Option Plan****
     10.4+    Roebling Bank Restricted Stock Plan****
     10.5+    Employment Agreement between Janice A. Summers and Roebling Bank***
     10.6+    Employment Agreement between Frank. J. Travea, III and Roebling Bank***
     10.7+    Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
     10.8+    Roebling Bank 2006 Restricted Stock Plan*****
     13       2006 Annual Report to Shareholders
     21       Subsidiaries
     23       Consent of Independent Auditors
     31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
     31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer



     32       Section 1350 Certification

__________
+    Management contract or compensatory plan or arrangement.

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

**** Incorporated herein by reference to the Company's Registration Statement on Form S-8 (File No. 333-119839) filed with the Commission on October 20, 2004.

***** Incorporated herein by reference to the Company's Registration Statement on Form S-8 (File No. 333-132059) filed with the Commission on February 2 7, 2006.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     The information set forth under the caption "Proposal II -- Ratification of
Independent   Auditors"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 28, 2006.


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

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of December 28, 2006.


/s/ John J. Ferry                                             /s/ Frank J. Travea, III
---------------------------------------                       ----------------------------------------------
John J. Ferry                                                 Frank J. Travea, III
Chairman of the Board                                         President and Chief Executive Officer
                                                              (Principal Executive Officer)


/s/ George Nyikita                                            /s/ Mark V. Dimon
---------------------------------------                       ----------------------------------------------
George Nyikita                                                Mark V. Dimon
Director                                                      Director and Treasurer


/s/ Robert R. Semptimphelter, Sr.                             /s/ Joan K. Geary
---------------------------------------                       ----------------------------------------------
Robert R. Semptimphelter, Sr.                                 Joan K. Geary
Director                                                      Director and Secretary


/s/ John A. LaVecchia                                         /s/ Janice A. Summers
---------------------------------------                       ----------------------------------------------
John A. LaVecchia                                             Janice A. Summers
Director and Vice Chairman                                    Senior Vice President, Chief Operating Officer
                                                              and Chief Financial Officer (Principal Financial
                                                              and Accounting Officer)