Form 10QSB
period 2006-12-31
Roebling Financial Corp, Inc.
filed 2007-02-09
CIK 1293283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December 31, 2006
                               -------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                          to
                               -----------------------     ---------------------

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

Check whether the Issuer 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports); and 2) has been
subject to such filing requirements for the past 90 days; Yes  X    No
                                                              ---      ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No  X
                                     ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 2, 2006

         Class                                     Outstanding
---------------------------                     -----------------
$.10 par value common stock                     1,712,259 shares

     Transitional Small Business Disclosure format (check one)
                                Yes      No  X
                                    ---     ---

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2006

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.  Consolidated Financial Statements and Notes Thereto             1 - 8
Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    9 - 12
Item 3.  Controls and Procedures                                        12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              13
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    13
Item 3.  Defaults upon Senior Securities                                13
Item 4.  Submission of Matters to a Vote of Security Holders            13
Item 5.  Other Information                                              13
Item 6.  Exhibits                                                       13

SIGNATURES                                                              14

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share data)

                                                                      December 31, September 30,
                                                                          2006         2006
                                                                        ---------    ---------
Assets

Cash and due from banks                                                 $   3,061    $   2,778
Interest-bearing deposits                                                   3,357          603
                                                                        ---------    ---------
     Total cash and cash equivalents                                        6,418        3,381

Securities available for sale                                              27,884       27,207
Securities held to maturity                                                   315          395
Loans receivable, net                                                      92,374       94,014
Accrued interest receivable                                                   637          647
Federal Home Loan Bank of New York stock, at cost                             472          575
Premises and equipment                                                      3,804        3,833
Other assets                                                                  452          555
                                                                        ---------    ---------
     Total assets                                                       $ 132,356    $ 130,607
                                                                        =========    =========

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                                $ 107,785    $ 103,683
Borrowed funds                                                              7,000        9,300
Advances from borrowers for taxes and insurance                               407          418
Other liabilities                                                             746          796
                                                                        ---------    ---------
     Total liabilities                                                    115,938      114,197
                                                                        ---------    ---------

Stockholders' equity

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized;
  none issued                                                                   -            -
Common stock; $0.10 par value; 20,000,000 shares authorized;
  1,712,259 issued                                                            171          171
Additional paid-in-capital                                                 10,364       10,354
Unallocated employee stock ownership plan shares                             (601)        (621)
Unallocated restricted stock plan shares                                      (44)         (54)
Retained earnings - substantially restricted                                6,741        6,815
Accumulated other comprehensive loss - unrealized loss
  on securities available for sale, net of tax                               (213)        (255)
                                                                        ---------    ---------
     Total stockholders' equity                                            16,418       16,410
                                                                        ---------    ---------

     Total liabilities and stockholders' equity                         $ 132,356    $ 130,607
                                                                        =========    =========

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

                                                                     For the Three Months Ended
                                                                             December 31,
                                                                     --------------------------
                                                                           2006      2005
                                                                         -------   -------
Interest income:
   Loans receivable                                                      $ 1,628   $ 1,275
   Securities                                                                282       246
   Other interest-earning assets                                              23        13
                                                                         -------   -------
        Total interest income                                              1,933     1,534
                                                                         -------   -------

Interest expense:
   Deposits                                                                  709       352
   Borrowed funds                                                             82       107
                                                                         -------   -------
        Total interest expense                                               791       459
                                                                         -------   -------

Net interest income before provision for loan losses                       1,142     1,075
Provision for loan losses                                                     22        30
                                                                         -------   -------
        Net interest income after provision for loan losses                1,120     1,045
                                                                         -------   -------

Non-interest income:
   Loan fees and late charges                                                 24        13
   Account servicing and other                                               113        97
                                                                         -------   -------
        Total non-interest income                                            137       110
                                                                         -------   -------

Non-interest expense:
   Compensation and benefits                                                 614       473
   Occupancy and equipment                                                   156       132
   Service bureau and data processing                                        111       105
   Federal insurance premiums                                                  3         3
   Other expense                                                             208       177
                                                                         -------   -------
        Total non-interest expense                                         1,092       890
                                                                         -------   -------

        Income before provision for income taxes                             165       265
Provision for income taxes                                                    75       113
                                                                         -------   -------
        Net income                                                            90       152

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities available for sale, net of tax        42       (68)
                                                                         -------   -------
Comprehensive income                                                     $   132   $    84
                                                                         =======   =======

Earnings per common share:
  Basic                                                                  $  0.05   $  0.09
  Diluted                                                                $  0.05   $  0.09

Weighted average number of shares outstanding:
  Basic                                                                    1,640     1,629
  Diluted                                                                  1,653     1,634

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

                                                                                                     Accumulated
                                                Additional                                             Other
                                    Common       Paid-in      Unallocated  Unallocated    Retained  Comprehensive
                                    Stock        Capital      ESOP Shares   RSP Shares    Earnings  Income (Loss)   Total
                                    -----        -------      -----------   ----------    --------  -------------   -----
Balance at September 30, 2006         $171       $10,354         ($621)         ($54)      $6,815        ($255)    $16,410

Net income for the three months
  ended December 31, 2006                -             -             -             -           90            -          90

Dividends paid on common stock           -             -             -             -         (164)           -        (164)

Amortization of ESOP shares              -            10            20             -            -            -          30

Change in unrealized gain (loss)
  on securities available for sale,
  net of income taxes                    -             -             -             -            -           42          42

Allocation of RSP shares                 -             -             -            10            -            -          10
                                      ----       -------         -----          ----        ------       -----     -------

Balance at December 31, 2006          $171       $10,364         ($601)         ($44)       $6,741       ($213)    $16,418
                                      ====       =======         =====          ====        ======       =====     =======

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

                                                                          For the Three Months Ended
                                                                                December 31,
                                                                          --------------------------
                                                                               2006       2005
                                                                             -------    -------
Cash flows from operating activities:
   Net income                                                                $    90    $   152
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                             81         68
         Amortization of premiums and discounts, net                              (1)         3
         Amortization of deferred loan fees and costs, net                       (15)       (11)
         Provision for loan losses                                                22         30
         Originations of loans held for sale, net of repayments                  (45)      (610)
         Proceeds from sale of loans held for sale                                45        610
         Decrease in other assets                                                 75         35
         Decrease (Increase) in accrued interest receivable                       10         (8)
         Decrease in other liabilities                                           (50)       (23)
         Amortization/allocation of ESOP and RSP                                  40         22
                                                                             -------    -------
                   Net cash provided by operating activities                     252        268
                                                                             -------    -------

Cash flows from investing activities:
    Proceeds from maturities of certificates of deposit                            -        300
    Purchase of securities available for sale                                 (3,001)         -
    Proceeds from payments and maturities of securities available for sale     2,396        474
    Proceeds from payments and maturities of securities held to maturity          80         50
    Loan originations, net of principal repayments                             1,632     (4,202)
    Redemption (purchase) of Federal Home Loan Bank stock                        103        (86)
    Purchase of premises and equipment                                           (52)       (36)
                                                                             -------    -------
                   Net cash provided by (used in) investing activities         1,158     (3,500)
                                                                             -------    -------

Cash flows from financing activities:
    Net increase in deposits                                                   4,102      1,845
    Net (decrease) increase in short-term borrowed funds                      (1,300)     2,100
    Repayment of long-term borrowed funds                                     (1,000)         -
    Decrease in advance payments by borrowers for taxes
       and insurance                                                             (11)       (10)
    Dividends paid                                                              (164)      (163)
                                                                             -------    -------
                   Net cash provided by financing activities                   1,627      3,772
                                                                             -------    -------

    Net increase in cash and cash equivalents                                  3,037        540
    Cash and cash equivalents at beginning of period                           3,381      3,075
                                                                             -------    -------
    Cash and cash equivalents at end of period                               $ 6,418    $ 3,615
                                                                             =======    =======

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest on deposits and borrowed funds                              $   787    $   459
        Income taxes                                                             100         50

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

The results of operations for the three months ended December 31, 2006, are not necessarily indicative of the results to be expected for the year ending September 30, 2007, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2006 included in the Company's Annual Report on Form 10-KSB.

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

The following is a summary of the Company's earnings per share calculations:

                               Three Months Ended December 31,
                               -------------------------------
                                     2006         2005
                                  ----------   ----------

Net income                        $   89,947   $  151,515
                                  ==========   ==========

Weighted average common shares
outstanding for computation of
basic EPS                          1,640,199    1,628,834

Common-equivalent shares due
to the dilutive effect of stock
options and RSP awards                12,445        5,543
                                  ----------   ----------

Weighted average common shares
for computation of diluted EPS     1,652,644    1,634,377
                                  ==========   ==========

Earnings per common share:
         Basic                    $      .05   $      .09
         Diluted                         .05          .09

NOTE 3 - STOCK-BASED COMPENSATION

Stock Option Plan
-----------------

On January 25, 1999, the stockholders of the Company approved a stock option plan (the "1999 Plan"), while on January 30, 2006, the stockholders ratified a 2006 Stock Option Plan (the "2006 Plan"), collectively, the "Plans". The Plans authorize the issuance of up to an additional 77,670 and 91,076 shares, respectively, of common stock by the Company upon the exercise of stock options that may be awarded to officers, directors, key employees, and other persons providing services to the Company. Shares issued on the exercise of options may be authorized but unissued shares, treasury shares or shares acquired on the open market. The options granted under the Plans constitute either Incentive Stock Options or Non-Incentive Stock Options. On January 30, 2006 and September 6, 2006, options to purchase 54,642 and 58,800 shares, respectively, were granted pursuant to the Plans. The options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant, expire not more than 10 years after the date of grant and are immediately exercisable.

There was no option activity during the three months ended December 31, 2006. The following table summarizes all options outstanding as of December 31, 2006, all of which are exercisable:

           Weighted
           Average                             Weighted Average
            Number          Exercise              Remaining
          of Shares           Price            Contractual Life
          ---------           -----            ----------------

           12,428           $ 3.595              2.2 years
           54,642            10.000              9.1 years
           58,800            12.725              9.7 years
          -------           -------

          125,870           $10.641              8.7 years
          =======           =======


On October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), ("SFAS 123(R)"), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under SFAS 123(R), compensation cost is recognized prospectively for new and modified awards over the related vesting period of such awards. Results for prior periods have not been restated. Prior to October 1, 2006, the Company accounted for these Plans under the recognition and measurement principles of APB 25 and related interpretations using the intrinsic value method. In accordance with APB 25, no compensation cost related to these Plans was reflected in net income prior to fiscal 2007, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the grant date. There was no activity during the three months ended December 31, 2006 or 2005 that affected net income or earnings per share during those periods or would require pro forma disclosures.


Restricted Stock Plan
---------------------

On January 25, 1999, the stockholders of the Company approved a restricted stock plan (the "1999 Plan"), while on January 30, 2006, the stockholders ratified a 2006 Restricted Stock Plan (the "2006 Plan"), collectively, the "Plans". The Plans provide for the award of shares of restricted stock to directors, officers and employees. The 1999 Plan and the 2006 Plan provide for the purchase of 31,066 and 36,430 shares of common stock, respectively, in the open market to fund such awards. All of the Common Stock to be purchased by the Plan will be purchased at the fair market value on the date of purchase. Awards under the Plan are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company's Board of Directors and as a means of providing a further retention incentive. Under the 1999 Plan, 18,017 shares were awarded in fiscal 1999. An additional 2,101, 2,626 and 2,240 shares were awarded in fiscal 2005, fiscal 2006 and the three months ended December 31, 2006, respectively, with a grant-date fair value of $9.75, $9.70 and $12.50 per share, respectively. The awards vest 20% on the date of grant and 20% each of the next four years. On January 30, 2006, 13,110 shares were awarded pursuant to the 2006 Plan. The awards vest 1/3 on the date of grant and 1/3 each of the next two years. Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant. Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date. Plan expense was approximately $18,300 and $6,100 for the three months ended December 31, 2006 and 2005, respectively.

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

The ESOP is accounted for in accordance with Statement of Position 93-6, "Accounting for Employee Stock Ownership Plans," which was issued by the American Institute of Certified Public Accountants in November 1993. Accordingly, the ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $29,000 and $22,200 for the three months ended December 31, 2006 and 2005, respectively.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets." SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its consolidated financial condition, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

In September, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which amends SFAS Nos. 87 and 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS Nos. 87 and 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the Company's fiscal year end. SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company does not expect its implementation will have a significant impact on its consolidated financial conditions or results of operations.

In September, 2006, the SEC issued Staff Accounting Bulleting ("SAB") No. 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the Company's consolidated financial conditions or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (FIN
48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

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

Overview

         At December 31, 2006, the Company had total assets, deposits and stockholders' equity of $132.4 million, $107.8 million and $16.4 million, respectively. For the three months ended December 31, 2006, the Company reported net income of $90,000, or $.05 per diluted share, compared to $152,000, or $.09 per diluted share, for the same period in 2005. The decrease in net income for the quarter primarily reflects an increase in non-interest expenses due to the opening of a new retail banking office, which offset an improvement in net interest income and non-interest income.

Changes in Financial Condition

         Total assets increased by $1.8 million to $132.4 million at December 31, 2006, from $130.6 million at September 30, 2006. This increase is largely attributable to a $3.0 million increase in cash and cash equivalents and a $600,000 increase in investment securities, offset by a $1.6 million decrease in the loans receivable, net, portfolio. Loans receivable, net decreased by 1.7%, to $92.4 million at December 31, 2006 from $94.0 million at September 30, 2006. The majority of the change in loans receivable, net was attributable to a decrease of $1.2 million and $1.0 million in the one-to-four family residential and commercial real estate portfolios, respectively, offset by an $800,000 increase in the home equity loan portfolio. New loan activity has slowed down as a result of a general slow-down in the real estate market, as well as changes in personnel. Two new lenders joined the Bank in the quarter ended December 31, 2006, replacing two former lenders. The pipeline of new applications has slowed as a result, as it takes a period of time for new lenders to get up and running. Although this is expected to turn around reasonably quickly, we nevertheless anticipate a challenging year ahead in the lending environment with the slow-down in the real estate market and an increasingly competitive pricing environment. Deposits increased by $4.1 million, or 4.0%, to $107.8 million at December 31, 2006 from $103.7 million at September 30, 2006. Borrowed funds decreased by $2.3 million during the same period, to $7.0 million at December 31, 2006 from $9.3 million at September 30, 2006, with decreases in both short and long-term borrowings.

Results of Operations

         Net Interest Income. For the three-months ended December 31, 2006, the Company reported net interest income before provision for loan losses of $1,142,000, which represents an increase of $67,000 or 6.2% over the same period in 2005. The increase in net interest income was the result of an increase in interest income of $399,000, partially offset by an increase in interest expense of $332,000. The interest rate spread was 2.94% for the three months ended December 31, 2006 compared to 3.42% for the three months ended December 31, 2005, while the net interest margin was 3.64% for the 2006 period compared to 3.91% for the 2005 period. After a period of historically low interest rates, the Federal Reserve began tightening monetary policy in June, 2004, and increased the Federal Funds rate seventeen times, by 25 basis points each time, since then, with the most recent tightening in June, 2006. The yield curve flattened in that time period, as short-term rates have risen much more than longer-term rates. Reflecting the current rate environment, the Company's spread and margin have compressed, as the overall cost of funds increased by more than the average yield on total interest-earning assets.

         The average balance of total interest-earning assets for the three months ended December 31, 2006 increased by $16.3 million compared to the three months ended December 31, 2005, while the average yield increased to 6.17% from 5.60%. The increase in total interest income of $399,000 for the three months ended December 31, 2006 is comprised of an increase in interest income of $353,000 on loans receivable and a increase of $46,000 in interest income from securities and other interest-earning assets. Average loan receivable balances increased by $14.1 million for the three months ended December 31, 2006 compared to the same 2005 period, while the average yield increased to 6.83% from 6.25%. For the three months ended December 31, 2006, the average balance of securities and other interest-earning assets increased by $2.2 million compared to the same 2005 period, while the average yield increased to 4.08% from 3.74%.

         The average balance of interest-bearing liabilities increased by $13.6 million for the three months ended December 31, 2006 compared to same 2005 period, while the average cost increased to 3.23% from 2.18%. The increase in total interest expense of $332,000 for the three months ended December 31, 2006 is comprised of a $357,000 increase in interest expense on deposits, offset by a $25,000 decrease in interest expense on borrowings. Average interest-bearing deposit balances increased by $16.2 million with an increase in the average cost to 3.14% for the three months ended December 31, 2006, compared to 1.90% for the same 2005 period, while average borrowings decreased by $2.6 million, with an increase in the average cost to 4.32% from 4.18%.

         Provision for Loan Losses. The provision for loan losses was $22,000 for the three-month period ended December 31, 2006, compared to $30,000 for the same period in 2005. At December 31, 2006, the allowance for loan losses was $725,000 (.78% of the loan portfolio) compared to $601,000 (.74% of the loan portfolio) at December 31, 2005. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

         Non-interest Income. Non-interest income increased $27,000, or 24.5% to $137,000 for the three months ended December 31, 2006, compared to $110,000 for the same 2005 period. Loan fees and late charges increased by $11,000, or 84.6%, while account servicing and other fees increased by $16,000, or 16.5%, compared to the same 2005 period. The increase in loan fees is primarily attributable to the receipt of prepayment fees on two loans that paid off, while the increase in account servicing and other fees is due primarily to higher non-sufficient / uncollected fund fees and fees from ATM / debit card transactions.

         Non-interest Expense. Non-interest expense increased $202,000, or 22.7%, to $1,092,000 for the three-month period ended December 31, 2006 compared to $890,000 for the same period in 2005, with the most significant increases in compensation and benefits, occupancy and equipment and other expense. Compensation and benefits increased by $141,000, or 29.8%, for the three months ended December 31, 2006 compared to the same 2005 period. The increase in compensation and benefits is attributable to new hires to staff the Bank's fifth and newest retail facility in Delran, New Jersey in September, 2006 as well as staff additions to accommodate the continued growth of the bank in both the retail banking and lending areas. Delran is an entry into another new marketplace for the Bank, which we anticipate will enable us to increase our deposit and lending base over time. Occupancy and equipment expense increased by $24,000, or 18.2%, for the three months ended December 31, 2006 compared to the same 2005 period, while other expense increased by $31,000, or 17.5%, during the same time period. The majority of the increase in these two categories relates to new Delran facility, with additional operating and marketing expenses.

         While we project that the resulting growth from these new branches will result in increased profitability for the Company over the long-term, earnings will be suppressed in the shorter-term until the new branches become profitable. There may also be increased expenses in the future as a result of additional awards that may be granted under stock benefit plans and compliance with the Sarbanes-Oxley Act.



Liquidity and Regulatory Capital Compliance

         On December 31, 2006, the Bank was in compliance with its regulatory capital requirements as follows:

(Dollars in thousands)
                                  Amount      Percent
                                  ------      -------

Tangible capital                 $12,394       9.34%
Tangible capital requirement       1,991       1.50%
                                 -------      -----
Excess over requirement          $10,403       7.84%
                                 =======      =====

Core capital                     $12,394       9.34%
Core capital requirement           5,308       4.00%
                                 -------      -----
Excess over requirement          $ 7,086       5.34%
                                 =======      =====

Risk-based capital               $13,128      15.23%
Risk-based capital requirement     6,894       8.00%
                                 -------      -----
Excess over requirement          $ 6,234       7.23%
                                 =======      =====


         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of December 31, 2006, the Bank had outstanding commitments to fund loans of $6.0 million, commitments on unused lines of credit of $8.6 million, undisbursed construction loans of $4.7 million and $119,000 in outstanding letters of credit. Certificates of deposit scheduled to mature in one year or less as of December 31, 2006, totaled $42.6 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.


Additional Key Operating Ratios
                                              At or for the Three Months
                                                   Ended December 31,
                                                 2006(1)         2005(1)
                                              -------------- -----------

Earnings per common share (2):
    Basic                                      $     0.05     $  0.09
    Diluted                                    $     0.05 $   $  0.09
Return on average assets (1)                          .27%        .53%
Return on average equity (1)                         2.19%       3.77%
Interest rate spread (1)                             2.94%       3.42%
Net interest margin (1)                              3.64%       3.91%
Non-interest expense to average assets (1)           3.33%       3.10%
Non-performing assets to total assets                 .30%        .05%
Non-performing loans to total loans                   .43%        .07%

                                                     At December 31,
                                                 2006            2005
                                               --------       ---------

Book value per share (3)                       $   9.59       $   9.35

(1)  The ratios for the three-month periods presented are annualized.
(2) The average number of shares outstanding during the three months ended December 31, 2006, was 1,640,199 basic and 1,652,644 diluted. The average number of shares outstanding during the three months ended December 31, 2005, was 1,628,834 basic and 1,634,377 diluted.
(3) There were 1,712,259 shares outstanding as of December 31, 2006 and 1,710,045 shares outstanding as of December 31, 2005.


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


                               ROEBLING FINANCIAL CORP, INC.


Date:  February 9, 2007       By:  /s/Frank J. Travea, III
                                    --------------------------------------
                                    Frank J. Travea, III
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Date:  February 9, 2007       By:  /s/Janice A. Summers
                                    --------------------------------------
                                    Janice A. Summers
                                    Senior Vice President, Chief Operating
                                    Officer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)