Form 10QSB
period 2007-03-31
Roebling Financial Corp, Inc.
filed 2007-05-11
CIK 1293283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2007
                               -------------------------------------------------
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                        to
                               ---------------------      ----------------------

                         Commission file number 0-50969
                                                -------

                          ROEBLING FINANCIAL CORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

             New Jersey                                 55-0873295
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

Route 130 South and Delaware Avenue, Roebling New Jersey        08554
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number   (609) 499-9400
                            --------------

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the Issuer 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports); and 2) has been
subject to such filing requirements for the past 90 days.   Yes   X    No
                                                                 ---      ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes        No  X
                                       ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 4, 2007

           Class                                      Outstanding
---------------------------                        ----------------
$.10 par value common stock                        1,712,259 shares

         Transitional Small Business Disclosure format (check one)
                                Yes   X    No
                                     ---      ---

                          ROEBLING FINANCIAL CORP, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2007

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

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share data)

                                                                              March 31,    September 30,
                                                                                2007           2006
                                                                              --------       --------
Assets

Cash and due from banks                                                       $  3,371       $  2,778
Interest-bearing deposits                                                        1,454            603
                                                                              --------       --------
     Total cash and cash equivalents                                             4,825          3,381

Securities available for sale                                                   29,615         27,207
Securities held to maturity                                                        296            395
Loans receivable, net                                                           95,204         94,014
Accrued interest receivable                                                        656            647
Federal Home Loan Bank of New York stock, at cost                                  538            575
Premises and equipment                                                           3,748          3,833
Other assets                                                                       784            772
                                                                              --------       --------
     Total assets                                                             $135,666       $130,824
                                                                              ========       ========

Liabilities and Stockholders' Equity

Liabilities

Deposits                                                                      $109,366       $103,683
Borrowed funds                                                                   8,475          9,300
Advances from borrowers for taxes and insurance                                    436            418
Other liabilities                                                                1,078          1,013
                                                                              --------       --------
     Total liabilities                                                         119,355        114,414
                                                                              --------       --------

Stockholders' equity

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized;
  none issued                                                                        -              -
Common stock; $0.10 par value; 20,000,000 shares authorized;
  1,712,259 issued                                                                 171            171
Additional paid-in-capital                                                      10,371         10,354
Unallocated employee stock ownership plan shares                                  (582)          (621)
Unallocated restricted stock plan shares                                          (160)           (54)
Stock purchased for deferred compensation plan                                    (151)             -
Retained earnings - substantially restricted                                     6,802          6,815
Accumulated other comprehensive loss - unrealized loss
  on securities available for sale, net of tax                                    (140)          (255)
                                                                              --------       --------
     Total stockholders' equity                                                 16,311         16,410
                                                                              --------       --------

     Total liabilities and stockholders' equity                               $135,666       $130,824
                                                                              ========       ========

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

                                                                                  For the Three Months Ended
                                                                                            March 31,
                                                                                  ----------------------------
                                                                                   2007                  2006
                                                                                  ------                ------
Interest income:
   Loans receivable                                                               $1,593                $1,315
   Securities                                                                        315                   242
   Other interest-earning assets                                                      31                    12
                                                                                  ------                ------
        Total interest income                                                      1,939                 1,569
                                                                                  ------                ------

Interest expense:
   Deposits                                                                          754                   390
   Borrowed funds                                                                     77                   100
                                                                                  ------                ------
        Total interest expense                                                       831                   490
                                                                                  ------                ------

Net interest income before provision for loan losses                               1,108                 1,079
Provision for loan losses                                                             10                    30
                                                                                  ------                ------
        Net interest income after provision for loan losses                        1,098                 1,049
                                                                                  ------                ------

Non-interest income:
   Loan fees and late charges                                                         27                    12
   Account servicing and other                                                       111                    97
   Gain on sale of loans                                                               -                     2
                                                                                  ------                ------
        Total non-interest income                                                    138                   111
                                                                                  ------                ------

Non-interest expense:
   Compensation and benefits                                                         652                   585
   Occupancy and equipment                                                           162                   141
   Service bureau and data processing                                                105                   103
   Other expense                                                                     207                   198
                                                                                  ------                ------
        Total non-interest expense                                                 1,126                 1,027
                                                                                  ------                ------

        Income before income taxes                                                   110                   133
Income taxes                                                                          49                    62
                                                                                  ------                ------
        Net income                                                                    61                    71

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities available for sale, net of tax                73                   (50)
                                                                                  ------                ------
Comprehensive income                                                              $  134                $   21
                                                                                  ======                ======

Earnings per common share:
  Basic                                                                            $0.04                 $0.04
  Diluted                                                                          $0.04                 $0.04

Weighted average number of shares outstanding:
  Basic                                                                            1,642                 1,631
  Diluted                                                                          1,653                 1,641

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

                                                                                   For the Six Months Ended
                                                                                             March 31,
                                                                                -----------------------------
                                                                                  2007                 2006
                                                                                 ------               ------
Interest income:
   Loans receivable                                                              $3,221               $2,590
   Securities                                                                       597                  488
   Other interest-earning assets                                                     54                   25
                                                                                 ------               ------
        Total interest income                                                     3,872                3,103
                                                                                 ------               ------
Interest expense:
   Deposits                                                                       1,463                  741
   Borrowed funds                                                                   159                  207
                                                                                 ------               ------
        Total interest expense                                                    1,622                  948
                                                                                 ------               ------

Net interest income before provision for loan losses                              2,250                2,155
Provision for loan losses                                                            32                   60
                                                                                 ------               ------
        Net interest income after provision for loan losses                       2,218                2,095
                                                                                 ------               ------
Non-interest income:
   Loan fees and late charges                                                        51                   26
   Account servicing and other                                                      224                  194
   Gain on sale of loans                                                              -                    2
                                                                                 ------               ------
        Total non-interest income                                                   275                  222
                                                                                 ------               ------
Non-interest expense:
   Compensation and benefits                                                      1,265                1,059
   Occupancy and equipment                                                          318                  273
   Service bureau and data processing                                               217                  208
   Other expense                                                                    418                  378
                                                                                 ------               ------
        Total non-interest expense                                                2,218                1,918
                                                                                 ------               ------

        Income before income taxes                                                  275                  399
Income taxes                                                                        124                  176
                                                                                 ------               ------
        Net income                                                                  151                  223

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities available for sale, net of tax              115                 (118)
                                                                                 ------               ------
Comprehensive income                                                             $  266               $  105
                                                                                 ======               ======

Earnings per common share:
  Basic                                                                           $0.09                $0.14
  Diluted                                                                         $0.09                $0.14

Weighted average number of shares outstanding:
  Basic                                                                           1,641                1,630
  Diluted                                                                         1,653                1,637

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In Thousands)

                                                                                    Common                  Accumulated
                                         Additional                                Stock for                  Other
                               Common     Paid-in      Unallocated   Unallocated   Deferred    Retained    Comprehensive
                               Stock      Capital      ESOP Shares   RSP Shares  Compensation  Earnings    Income (Loss)   Total
                               -----      -------      -----------   ----------  ------------  --------    -------------   -----
Balance at September 30, 2006   $171      $10,354         ($621)         ($54)          -        $6,815        ($255)     $16,410

Net income for the six months
  ended March 31, 2007             -            -             -             -           -           151            -          151

Dividends paid on common stock     -            -             -             -           -          (164)           -         (164)

Amortization of ESOP shares        -           19            39             -           -             -            -           58

Change in unrealized loss on
  securities available for sale,
  net of income taxes              -            -             -             -           -             -          115          115

Common stock acquired by RSP       -           (2)            -          (130)          -             -            -         (132)

Allocation of RSP shares           -            -             -            24           -             -            -           24

Common stock acquired for
  deferred compensation plan       -            -             -             -        (151)            -            -         (151)
                                ----      -------         -----         -----       -----        ------        -----      -------

Balance at March 31, 2007       $171      $10,371         ($582)        ($160)      ($151)       $6,802        ($140)     $16,311
                                ====      =======         =====         =====       =====        ======        =====      =======

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

                                                                             For the Six Months Ended
                                                                                    March 31,
                                                                               ------------------
                                                                                 2007       2006
                                                                               -------    -------
Cash flows from operating activities:
   Net income                                                                  $   151    $   223
   Adjustments to reconcile net income to cash provided by
     operating activities:
         Depreciation                                                              164        136
         Amortization of premiums and discounts, net                                 -          6
         Amortization of deferred loan fees and costs, net                         (27)       (25)
         Provision for loan losses                                                  32         60
         Originations of loans held for sale, net of repayments                   (142)    (1,084)
         Gain on sale of loans                                                       -         (2)
         Proceeds from sale of loans held for sale                                 142      1,086
         Increase in other assets                                                  (88)       (49)
         Increase in accrued interest receivable                                    (9)       (77)
         Increase in other liabilities                                              65         71
         Amortization/allocation of ESOP and RSP                                    82         51
                                                                               -------    -------
                   Net cash provided by operating activities                       370        396
                                                                               -------    -------

Cash flows from investing activities:
    Proceeds from maturities of certificates of deposit                              -        300
    Purchase of securities available for sale                                   (5,509)         -
    Proceeds from payments and maturities of securities available for sale       3,292        779
    Proceeds from payments and maturities of securities held to maturity            99         93
    Loan originations, net of principal repayments                              (1,195)    (6,187)
    Redemption of Federal Home Loan Bank stock, net                                 37         94
    Purchase of premises and equipment                                             (79)      (189)
                                                                               -------    -------
                   Net cash used in investing activities                        (3,355)    (5,110)
                                                                               -------    -------

Cash flows from financing activities:
    Net increase in deposits                                                     5,683      6,161
    Net increase (decrease) in short-term borrowed funds                           175     (1,900)
    Repayment of long-term borrowed funds                                       (1,000)         -
    Increase in advance payments by borrowers for taxes and insurance               18          6
    Dividends paid                                                                (164)      (163)
    Purchase of common shares by RSP                                              (132)       (24)
    Purchase of common shares for deferred compensation plan                      (151)         -
                                                                               -------    -------
                   Net cash provided by financing activities                     4,429      4,080
                                                                               -------    -------

    Net increase (decrease) in cash and cash equivalents                         1,444       (634)
    Cash and cash equivalents at beginning of period                             3,381      3,075
                                                                               -------    -------
    Cash and cash equivalents at end of period                                 $ 4,825    $ 2,441
                                                                               =======    =======

Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
        Interest on deposits and borrowed funds                                $ 1,615    $   946
        Income taxes                                                               358        250

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

The results of operations for the three and six months ended March 31, 2007, are not necessarily indicative of the results to be expected for the year ending September 30, 2007, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2006 included in the Company's Annual Report on Form 10-KSB.

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

The following is a summary of the Company's earnings per share calculations:

                                  Three Months Ended March 31,     Six Months Ended March 31,
                                  ----------------------------    ---------------------------
                                     2007            2006            2007            2006
                                  ----------      ----------      ----------      ----------
Net income                        $   61,442      $   71,080      $  151,389      $  222,594
                                  ==========      ==========      ==========      ==========

Weighted average common shares
outstanding for computation of
basic EPS                          1,642,487       1,631,122       1,641,343       1,629,978

Common-equivalent shares due
to the dilutive effect of stock
options and RSP awards                10,346           9,427          11,396           7,485
                                  ----------      ----------      ----------      ----------

Weighted average common shares
for computation of diluted EPS     1,652,833       1,640,549       1,652,739       1,637,463
                                  ==========      ==========      ==========      ==========

Earnings per common share:
         Basic                    $      .04      $      .04      $      .09      $      .14
         Diluted                         .04             .04             .09             .14


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

The following table summarizes activity under the Plans for the six months ended March 31, 2007

                                                     Weighted
                                                     Average
                                    Number           Exercise
                                   of Shares          Price
                                   ---------          -----

Outstanding September 30, 2006      125,870          $10.641

Forfeited                            (2,000)          12.725
                                    -------           ------

Outstanding March 31, 2007          123,870          $10.607
                                    =======          =======

The following table summarizes all options outstanding as of March 31, 2007, all of which are exercisable:

         Weighted
          Average                              Weighted Average
          Number           Exercise               Remaining
         of Shares          Price              Contractual Life
         ---------          -----              ----------------

           12,428          $  3.595              1.9 years
           54,642            10.000              8.8 years
           56,800            12.725              9.4 years
         --------            ------

         123,870           $10.607               8.4 years
         =======           =======

On October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), ("SFAS 123(R)"), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under SFAS 123(R), compensation cost is recognized prospectively for new and modified awards over the related vesting period of such awards. Results for prior periods have not been restated. Prior to October 1, 2006, the Company accounted for these Plans under the recognition and measurement principles of APB 25 and related interpretations using the intrinsic value method. In accordance with APB 25, no compensation cost related to these Plans was reflected in net income prior to fiscal 2007, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the grant date. If the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation, to the option grants, it would have reported a net loss of $54,285 and basic and diluted earnings per share of $(.03) for the three months ended March 31, 2006, and net income of $97,229 and basic and diluted earnings per share of $.06 for the six months ended March 31, 2006.

Restricted Stock Plan
---------------------

On January 25, 1999, the stockholders of the Company approved a restricted stock plan (the "1999 Plan"), while on January 30, 2006, the stockholders ratified a 2006 Restricted Stock Plan (the "2006 Plan"), collectively, the "Plans". The Plans provide for the award of shares of restricted stock to directors, officers and employees. The 1999 Plan and the 2006 Plan provide for the purchase of 31,066 and 36,430 shares of common stock, respectively, in the open market to fund such awards. All of the Common Stock to be purchased by the Plan will be purchased at the fair market value on the date of purchase. Awards under the Plan are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company's Board of Directors and as a means of providing a further retention incentive. Under the 1999 Plan, 18,017 shares were awarded in fiscal 1999. An additional 2,101, 2,626 and 2,240 shares were awarded in fiscal 2005, fiscal 2006 and the three months ended December 31, 2006, respectively, with a grant-date fair value of $9.75, $9.70 and $12.50 per share, respectively. The awards vest 20% on the date of grant and 20% each of the next four years. On January 30, 2006, 13,110 shares were awarded pursuant to the 2006 Plan. The awards vest 1/3 on the date of grant and 1/3 each of the next two years. Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant. Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date. Plan expense was approximately $14,000 and $32,000, respectively, for the three and six-month periods ended March 31, 2007, compared to $53,000 and $59,000 for the same 2006 periods.

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

The ESOP is accounted for in accordance with Statement of Position 93-6, "Accounting for Employee Stock Ownership Plans," which was issued by the American Institute of Certified Public Accountants in November 1993. Accordingly, the ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $28,000 and $58,000, respectively, for the three and six-month periods ended March 31, 2007, compared to $23,000 and $45,000 for the same 2006 periods.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option 1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, 2) is irrevocable (unless a new election date occurs) and 3) is applied only to entire instruments and not to portions of instruments. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The choice to adopt early should be made after issuance of the

Statement but within 120 days of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this pronouncement.

NOTE 5 - RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Overview

         At March 31, 2007, the Company had total assets, deposits and stockholders' equity of $135.7 million, $109.4 million and $16.3 million, respectively. For the three months ended March 31, 2007, the Company reported net income of $61,000, or $.04 per diluted share, compared to $71,000, or $.04 per diluted share, for the same period in 2006. For the six months ended March 31, 2007, the Company reported net income of $151,000, or $.09 per diluted share, compared to $223,000, or $.14 per diluted share, for the same period in 2006. The decrease in net income reflects an increase in non-interest expenses due to the opening of a new retail banking office, which offset an improvement in net interest income and non-interest income.

Changes in Financial Condition

         Total assets increased by $4.9 million to $135.7 million at March 31, 2007, from $130.8 million at September 30, 2006. This increase is attributable to a $2.3 million increase in investment securities, a $1.4 million increase in cash and cash equivalents and a $1.2 million increase in the loans receivable, net, portfolio. The majority of the change in loans receivable, net was attributable to an increase of $2.0 million and $1.5 million in the one-to-four family residential and home equity loan portfolios, respectively, offset by a $2.3 million decrease in the commercial real estate, multifamily and construction loan portfolios. While new loan activity was strong during the quarter, payoffs were high, which caused the increase in loan balances to be less than it would otherwise have been. We continue to experience and anticipate a challenging year in the lending arena with the slow-down in the real estate market and an increasingly competitive environment. Deposits increased by $5.7 million, or 5.5%, to $109.4 million at March 31, 2007 from $103.7 million at September 30, 2006 while borrowed funds decreased by $825,000 during the same period, to $8.5 million at March 31, 2007 from $9.3 million at September 30, 2006. Stockholders' equity declined $99,000 to $16.3 million at March 31, 2007 from $16.4 million at September 30, 2006. The decrease was attributable to aggregate dividends paid of $164,000 and purchases of stock for the restricted stock plans ($132,000) and the deferred compensation plan ($151,000). These reductions in equity offset increases in equity due to $151,000 in net income, a $115,000 decline in unrealized losses on securities available for sale, net of income taxes, $58,000 from amortization of ESOP shares and $24,000 from vesting of RSP shares.

Results of Operations

         Net Interest Income. For the three-months ended March 31, 2007, the Company reported net interest income before provision for loan losses of $1,108,000, which represents an increase of $29,000 or 2.7% over the same period in 2006. The increase in net interest income was the result of an increase in interest income of $370,000, offset by an increase in interest expense of $341,000. The interest rate spread was 2.77% for the three months ended March 31, 2007 compared to 3.38% for the three months ended March 31, 2006, while the net interest margin was 3.48% for the 2007 period compared to 3.90% for the 2006 period. For the six-month period ended March 31, 2007, the Company reported net interest income before provision for loan losses of $2,250,000, compared to $2,155,000 for the six months ended March 31, 2006, an increase of $95,000, or 4.4%. The interest rate spread was 2.86% for the six months ended March 31, 2007 compared to 3.40% for the six months ended March 31, 2006, while the net interest margin was 3.56% for the 2007 period compared to 3.91% for the 2006 period. After a period of historically low interest rates, the Federal Reserve began tightening monetary policy in June, 2004, and increased the Federal Funds rate seventeen times, by 25 basis points each time, since then, with the most recent tightening in June, 2006. The yield curve inverted in that time period, as short-term rates now exceed longer-term rates. Reflecting the current rate environment, the Company's spread and margin have compressed, as the overall cost of funds increased by more than the average yield on total interest-earning assets.

         The average balance of total interest-earning assets for the three months ended March 31, 2007 increased by $17.7 million compared to the three months ended March 31, 2006, while the average yield increased by 41 basis points to 6.14% from 5.73%. The increase in total interest income of $370,000 for the three months ended March 31, 2007 is comprised of an increase in interest income of $278,000 on loans receivable and an increase of $92,000 in interest income on securities and other interest-earning assets. Average loan receivable balances increased by $12.8 million for the three months ended March 31, 2007 compared to the same 2006 period, while the average yield increased to 6.77% from 6.39%. For the three months ended March 31, 2007, the average balance of securities and other interest-earning assets increased by $4.9 million compared to the same 2006 period, while the average yield increased to 4.30% from 3.74%.

         The average balance of total interest-earning assets for the six months ended March 31, 2007 increased by $17.0 million compared to the six months ended March 31, 2006, while the average yield increased by 50 basis points to 6.16% from 5.66%. The increase in total interest income of $769,000 for the six months ended March 31, 2007 is comprised of an increase in interest income of $631,000 on loans receivable and an increase of $138,000 in interest income on securities and other interest-earning assets. Average loan receivable balances increased by $13.4 million for the six months ended March 31, 2007 compared to the same 2006 period, while the average yield increased to 6.80% from 6.31%. For the six months ended March 31, 2007, the average balance of securities and other interest-earning assets increased by $3.6 million compared to the same 2006 period, while the average yield increased to 4.20% from 3.74%.

         The average balance of interest-bearing liabilities increased by $15.3 million for the three months ended March 31, 2007 compared to same 2006 period, while the average cost increased 103 basis points to 3.37% from 2.34%. The increase in total interest expense of $341,000 for the three months ended March 31, 2007 is comprised of a $364,000 increase in interest expense on deposits, offset by a $23,000 decrease in interest expense on borrowings. Average interest-bearing deposit balances increased by $17.7 million with an increase in the average cost to 3.30% for the three months ended March 31, 2007, compared to 2.10% for the same 2006 period, while average borrowings decreased by $2.4 million, with an increase in the average cost to 4.31% from 4.21%.

         For the six months ended March 31, 2007, the average balance of interest-bearing liabilities increased by $14.4 million compared to same 2006 period, while the average cost increased by 104 basis points to 3.30% from 2.26%. The increase in total interest expense of $674,000 for the six months ended March 31, 2007 is comprised of a $722,000 increase in interest expense on deposits, offset by a $48,000 decrease in interest expense on borrowings. Average interest-bearing deposit balances increased by $16.9 million with an increase in the average cost to 3.22% for the six months ended March 31, 2007, compared to 2.00% for the same 2006 period, while average borrowings decreased by $2.5 million, with an increase in the average cost to 4.32% from 4.19%.

         Provision for Loan Losses. The provision for loan losses was $10,000 and $32,000, respectively, for the three and six month periods ended March 31, 2007, compared to $30,000 and $60,000 for the same periods in 2006. At March 31, 2007, the allowance for loan losses was $735,000 (.77% of the loan portfolio) compared to $631,000 (.76% of the loan portfolio) at March 31, 2006. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

         Non-interest Income. Non-interest income increased $27,000, or 24.3%, to $138,000 for the three months ended March 31, 2007 and increased $53,000, or 23.9%, to $275,000 for the six months ended March 31, 2007 compared to the same 2006 period. Loan fees and late charges increased by $15,000 and $25,000 for the three and six months ended March 31, 2007, respectively, compared to the same 2006 periods, while account servicing and other fees increased by $14,000 and $30,000 for the three and six months ended March 31, 2007, respectively, compared to the same 2006 periods. The increase in loan fees is primarily attributable to the receipt of prepayment fees on loans that paid off and a non-refundable commitment fee received for a loan application that did not close. The increase in account servicing and other fees is due primarily to higher non-sufficient / uncollected fund fees and fees from ATM / debit card transactions.

         Non-interest Expense. Non-interest expense increased $99,000, or 9.6%, to $1,126,000 for the three-month period ended March 31, 2007 and increased $300,000, or 15.6%, to $2,218,000 for the six months ended March 31, 2007, compared to the same periods in 2006, with the most significant increases in compensation and benefits and occupancy and equipment expense. Compensation and benefits increased by $67,000 and $206,000 for the three and six months ended March 31, 2007 compared to the same 2006 periods while occupancy and equipment increased by $21,000 and $45,000 for the three and six months ended March 31, 2007 compared to the same 2006 periods. The increase in compensation and benefits is attributable to new hires to staff the Bank's fifth and newest retail facility in Delran, New Jersey, which opened in September, 2006, as well as staff additions to accommodate the continued growth of the bank in both the retail banking and lending areas. Delran is an entry into another new marketplace for the Bank, which we anticipate will enable us to increase our deposit and lending base over time. The increase in occupancy and equipment expense relates to the new Delran facility.

         While we project that the resulting growth from our new branches will result in increased profitability for the Company over the long-term, earnings will be suppressed in the short-term until the new branches become profitable. There may also be increased expenses in the future as a result of additional awards that may be granted under stock benefit plans and compliance with the Sarbanes-Oxley Act.


Liquidity and Regulatory Capital Compliance

         On March 31, 2007, the Bank was in compliance with its regulatory capital requirements as follows:

(Dollars in thousands)
                                                    Amount         Percent
                                                    ------         -------

Tangible capital                                   $12,208          8.98%
Tangible capital requirement                         2,038          1.50%
                                                   -------          ----
Excess over requirement                            $10,170          7.48%
                                                   =======          ====

Core capital                                       $12,208          8.98%
Core capital requirement                             5,436          4.00%
                                                   -------          ----
Excess over requirement                            $ 6,772          4.98%
                                                   =======          ====

Risk-based capital                                 $12,952         14.75%
Risk-based capital requirement                       7,026          8.00%
                                                   -------         -----
Excess over requirement                            $ 5,926          6.75%
                                                   =======         =====

         The Company anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 2007, the Bank had outstanding commitments to fund loans of $7.2 million, commitments on unused lines of credit of $9.6 million, undisbursed construction loans of $6.8 million and $218,000 in outstanding letters of credit. Certificates of deposit scheduled to mature in one year or less as of March 31, 2007, totaled $45.4 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.


Additional Key Operating Ratios
                                                   At or for the Three Months
                                                         Ended March  31,
                                                         2007(1)   2006(1)
                                                       --------- ----------

Earnings per common share (2):
    Basic                                              $ 0.04      $ 0.04
    Diluted                                            $ 0.04      $ 0.04
Return on average assets (1)                              .18%        .25%
Return on average equity (1)                             1.50%       1.78%
Interest rate spread (1)                                 2.77%       3.38%
Net interest margin (1)                                  3.48%       3.90%
Non-interest expense to average assets (1)               3.36%       3.54%
Non-performing assets to total assets                     .30%        .05%
Non-performing loans to total loans                       .42%        .07%

                                                          At March 31,
                                                         2007      2006
                                                       --------- ----------

Book value per share (3)                               $ 9.53      $ 9.37

-------------
(1)  The ratios for the three-month periods presented are annualized.
(2) The average number of shares outstanding during the three months ended March 31, 2007, was 1,642,487 basic and 1,652,833 diluted. The average number of shares outstanding during the three months ended March 31, 2006, was 1,631,122 basic and 1,640,549 diluted.
(3) There were 1,712,259 shares outstanding as of March 31, 2007 and 1,710,045 shares outstanding as of March 31, 2006.


                                                     For the Six Months Ended
                                                             March  31,
                                                         2007(1)   2006(1)
                                                       --------- ----------

Earnings per common share (2):
    Basic                                              $ 0.09      $ 0.14
    Diluted                                            $ 0.09      $ 0.14
Return on average assets (1)                              .23%        .39%
Return on average equity (1)                             1.85%       2.77%
Interest rate spread (1)                                 2.86%       3.40%
Net interest margin (1)                                  3.56%       3.91%
Non-interest expense to average assets (1)               3.34%       3.32%

-------------
(1)  The ratios for the six-month periods presented are annualized.
(2) The average number of shares outstanding during the six months ended March 31, 2007, was 1,641,343 basic and 1,652,739 diluted. The average number of shares outstanding during the six months ended March 31, 2006, was 1,629,978 basic and 1,637,463 diluted.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  (a)  Unregistered Sales of Equity Securities. Not Applicable

                  (b)  Use of Proceeds. Not Applicable

                  (c)  Issuer Purchases of Equity Securities.


--------------------------- --------------------- -------------------- ----------------------- -----------------------------
                                                                       (c) Total Number        (d)  Maximum Number
                                                                      Of Shares (or Units)    (or Approximate Dollar
                                                         (b)           Purchased as Part        Value) of Shares (or
                            (a) Total Number        Average Price        Of Publicly          Units) that May Yet Be
                              Of Shares (or         Paid per Share     Announced Plans          Purchased Under the
Period                      Units) Purchased          (or Unit)           or Programs*           Plans or Programs*
--------------------------- --------------------- -------------------- ----------------------- -----------------------------
January 1 through 31              11,622**              11.75                11,622                  108,355
--------------------------- --------------------- -------------------- ----------------------- -----------------------------
February 1 through 28              2,850***             12.50                                        108,355
--------------------------- --------------------- -------------------- ----------------------- -----------------------------
March 1 through 31                 9,165***             12.50                                        108,355
--------------------------- --------------------- -------------------- ----------------------- -----------------------------
Total                             23,637                12.13                                        108,355
--------------------------- --------------------- -------------------- ----------------------- -----------------------------

* The Company announced the repurchase of up to approximately 85,500 shares on 12/13/05 and 47,000 shares for the RSP on 1/31/06.
**   Consists of ESOP shares purchased by the Restricted Stock Plan Trust
***  Represents shares purchased for the Deferred Compensation Plan


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders of the Company was held on January 29, 2007 and the following matters were voted upon:

                  Proposal I - Election of Directors for terms to expire in 2010

                                                     For               Withheld
                                                     ---               --------
                  Mark V. Dimon                      1,485,902         5,429
                  John J. Ferry                      1,487,123         4,208

                  Proposal II - Ratification of Appointment of Accountants for the fiscal year ended September 30, 2007

                           For              Against           Abstain
                           ---              -------           -------
                           1,489,233        625               1,473

                  There were no broker non-votes on proposals I or II.

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


                          ROEBLING FINANCIAL CORP, INC.


Date:  May 11, 2007       By: /s/Frank J. Travea, III
                              --------------------------------------------------
                              Frank J. Travea, III
                              President and Chief Executive Officer
                              (Principal Executive Officer)

Date:  May 11, 2007       By: /s/Janice A. Summers
                              --------------------------------------------------
                              Janice A. Summers
                              Senior Vice President, Chief Operating Officer and Chief Financial Officer
                              (Principal Financial and Accounting Officer)