Form 10QSB
period 2007-06-30
Roebling Financial Corp, Inc.
filed 2007-08-14
CIK 1293283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________ to ___________________

Commission file number 0-50969

ROEBLING FINANCIAL CORP, INC.
(Exact name of Small Business Issuer as specified in its charter)

New Jersey	55-0873295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Route 130 South and Delaware Avenue, Roebling, New Jersey	08554
(Address of principal executive offices)	(Zip Code)

(609) 499-9400
(Issuer’s telephone number, including area code)

NA
(Former name, former address and former fiscal year, if changed since last report))

Check whether the Issuer 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports); and 2) has been subject to such filing requirements for the past 90 days; Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: July 25, 2007

Class	Outstanding
$.10 par value common stock	1,712,259 shares

Transitional Small Business Disclosure format (check one) Yes ☐ No ☒

ROEBLING FINANCIAL CORP, INC.

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2007

INDEX

		Page Number
PART I – FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.
Item 1	Consolidated Financial Statements and Notes Thereto	1 – 9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 – 14
Item 3.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15 – 16

SIGNATURES		17

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share data)

	June 30, 2007	September 30, 2006
Assets

Cash and due from banks	$2,962	$2,778
Interest-bearing deposits	617	603
Total cash and cash equivalents	3,579	3,381

Securities available for sale	32,297	27,207
Securities held to maturity	282	395
Loans receivable, net	99,610	94,014
Accrued interest receivable	700	647
Federal Home Loan Bank of New York stock, at cost	501	575
Premises and equipment	3,687	3,833
Other assets	957	772
Total assets	$141,613	$130,824

Liabilities and Stockholders’ Equity

Liabilities

Deposits	$115,944	$103,683
Borrowed funds	7,400	9,300
Advances from borrowers for taxes and insurance	450	418
Other liabilities	1,474	1,013
Total liabilities	125,268	114,414

Stockholders’ equity

Serial preferred stock, $0.10 par value; 5,000,000 shares; authorized none issued	—	—
Common stock; $0.10 par value; 20,000,000 shares authorized; 1,712,259 issued	171	171
Additional paid-in-capital	10,379	10,354
Unallocated employee stock ownership plan shares	(562)	(621)
Unallocated restricted stock plan shares	(146)	(54)
Stock purchased for deferred compensation plan	(151)	—
Retained earnings - substantially restricted	6,890	6,815
Accumulated other comprehensive loss - unrealized loss
on securities available for sale, net of tax	(236)	(255)
Total stockholders’ equity	16,345	16,410

Total liabilities and stockholders’ equity	$141,613	$130,824

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended June 30,
	2007	2006
Interest income:
Loans receivable	$1,635	$1,453
Securities	339	237
Other interest-earning assets	26	11
Total interest income	2,000	1,701

Interest expense:
Deposits	807	459
Borrowed funds	79	110
Total interest expense	886	569

Net interest income before provision for loan losses	1,114	1,132
Provision for loan losses	10	42
Net interest income after provision for loan losses	1,104	1,090

Non-interest income:
Loan fees and late charges	24	11
Account servicing and other	118	104
Gain on sale of loans	—	1
Total non-interest income	142	116

Non-interest expense:
Compensation and benefits	616	573
Occupancy and equipment	165	137
Service bureau and data processing	109	104
Other expense	202	193
Total non-interest expense	1,092	1,007

Income before income taxes	154	199
Income taxes	66	89
Net income	88	110

Other comprehensive income, net of tax:
Unrealized loss on securities available for sale, net of tax	(95)	(41)
Comprehensive income (loss)	$(7)	$69

Earnings per common share:
Basic	$0.05	$0.07
Diluted	$0.05	$0.07

Weighted average number of shares outstanding:
Basic	1,645	1,633
Diluted	1,655	1,643

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Nine Months Ended June 30,
	2007	2006
Interest income:
Loans receivable	$4,856	$4,043
Securities	936	724
Other interest-earning assets	80	37
Total interest income	5,872	4,804

Interest expense:
Deposits	2,270	1,200
Borrowed funds	238	318
Total interest expense	2,508	1,518

Net interest income before provision for loan losses	3,364	3,286
Provision for loan losses	42	102
Net interest income after provision for loan losses	3,322	3,184

Non-interest income:
Loan fees and late charges	75	38
Account servicing and other	343	298
Gain on sale of loans	—	3
Total non-interest income	418	339

Non-interest expense:
Compensation and benefits	1,882	1,632
Occupancy and equipment	484	410
Service bureau and data processing	325	312
Other expense	620	571
Total non-interest expense	3,311	2,925

Income before income taxes	429	598
Income taxes	190	265
Net income	239	333

Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale, net of tax	19	(159)
Comprehensive income	$258	$174

Earnings per common share:
Basic	$0.15	$0.20
Diluted	$0.14	$0.20

Weighted average number of shares outstanding:
Basic	1,642	1,631
Diluted	1,653	1,639

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Common		Accumulated
		Additional			Stock for		Other
	Common	Paid-in	Unallocated	Unallocated	Deferred	Retained	Comprehensive
	Stock	Capital	ESOP Shares	RSP Shares	Compensation	Earnings	Income (Loss)	Total

Balance at September 30, 2006	$171	$10,354	$(621)	$(54)	$—	$6,815	$(255)	$16,410

Net income for the nine months
ended June 30, 2007	—	—	—	—	—	239	—	239

Dividends paid on common stock	—	—	—	—	—	(164)	—	(164)

Amortization of ESOP shares	—	27	59	—	—	—	—	86

Change in unrealized loss on
securities available for sale,
net of income taxes	—	—	—	—	—	—	19	19

Common stock acquired by RSP	—	(2)	—	(130)	—	—	—	(132)

Allocation of RSP shares	—	—	—	38	—	—	—	38

Common stock acquired for
deferred compensation plan	—	—	—	—	(151)	—	—	(151)

Balance at June 30, 2007	$171	$10,379	$(562)	$(146)	$(151)	$6,890	$(236)	$16,345

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Nine Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$239	$333
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation	247	205
Amortization of premiums and discounts, net	—	8
Amortization of deferred loan fees and costs, net	(39)	(47)
Provision for loan losses	42	102
Originations of loans held for sale, net of repayments	(142)	(1,440)
Gain on sale of loans	—	(3)
Proceeds from sale of loans held for sale	142	1,443
Increase in other assets	(109)	(198)
Increase in accrued interest receivable	(53)	(67)
Increase in other liabilities	461	178
Amortization/allocation of ESOP and RSP	124	82
Net cash provided by operating activities	912	596

Cash flows from investing activities:
Proceeds from maturities of certificates of deposit	—	300
Purchase of securities available for sale	(12,038)	—
Proceeds from sales of securities held for sale	367	—
Proceeds from payments and maturities of securities available for sale	6,613	1,637
Proceeds from payments and maturities of securities held to maturity	113	123
Loan originations, net of principal repayments	(5,688)	(12,876)
Redemption (purchase) of Federal Home Loan Bank stock, net	74	(36)
Purchase of premises and equipment	(101)	(799)
Net cash used in investing activities	(10,660)	(11,651)

Cash flows from financing activities:
Net increase in deposits	12,261	10,352
Net (decrease) increase in short-term borrowed funds	(900)	700
Repayment of long-term borrowed funds	(1,000)	—
Increase in advance payments by borrowers for taxes and insurance	32	45
Dividends paid	(164)	(163)
Purchase of common shares by RSP	(132)	(71)
Purchase of common shares for deferred compensation plan	(151)	—
Net cash provided by financing activities	9,946	10,863

Net increase (decrease) in cash and cash equivalents	198	(192)
Cash and cash equivalents at beginning of period	3,381	3,075
Cash and cash equivalents at end of period	$3,579	$2,883

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$2,506	$1,523
Income taxes	408	301

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Roebling Financial Corp, Inc. (the “Company”) have been prepared in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of results for the interim period.

The results of operations for the three and nine months ended June 30, 2007, are not necessarily indicative of the results to be expected for the year ending September 30, 2007, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2006 included in the Company’s Annual Report on Form 10-KSB.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Employee Stock Ownership Plan (“ESOP”). Diluted earnings per share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effect of outstanding stock options and compensation grants, if dilutive, using the treasury stock method.

The following is a summary of the Company’s earnings per share calculations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Net income	$87,737	$110,011	$239,126	$332,605

Weighted average common shares outstanding for computation of basic EPS	1,644,774	1,633,410	1,642,487	1,631,122

Common-equivalent shares due to the dilutive effect of stock options and RSP awards	9,999	9,604	10,930	8,191

Weighted average common shares for computation of diluted EPS	1,654,773	1,643,014	1,653,417	1,639,313

Earnings per common share:
Basic	$.05	$.07	$.15	$.20
Diluted	.05	.07	.14	.20

NOTE 3 – STOCK-BASED COMPENSATION

Stock Option Plan

On January 25, 1999, the stockholders of the Company approved a stock option plan (the "1999 Plan"), while on January 30, 2006, the stockholders ratified a 2006 Stock Option Plan (the “2006 Plan”), collectively, the “Plans”. The Plans authorize the issuance of up to an additional 77,670 and 91,076 shares, respectively, of common stock by the Company upon the exercise of stock options that may be awarded to officers, directors, key employees, and other persons providing services to the Company. Shares issued on the exercise of options may be authorized but unissued shares, treasury shares or shares acquired on the open market. The options granted under the Plans constitute either Incentive Stock Options or Non-Incentive Stock Options. On January 30, 2006 and September 6, 2006, options to purchase 54,642 and 58,800 shares, respectively, were granted pursuant to the Plans. The options were granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, expire not more than 10 years after the date of grant and are immediately exercisable.

The following table summarizes activity under the Plans for the nine months ended June 30, 2007:

	Number Of Shares	Weighted Average Exercise Price

Outstanding September 30, 2006	125,870	$10.641

Forfeited	(2,000)	12.725

Outstanding June 30, 2007	123,870	$10.607

The following table summarizes all options outstanding as of June 30, 2007, all of which are exercisable:

Weighted Average Number of Shares	Exercise Price	Weighted Average Remaining Contractual Life

12,428	$3.595	1.7	years
54,642	10.000	8.6	years
56,800	12.725	9.2	years

123,870	$10.607	8.2	years

On October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), (“SFAS 123(R)”), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under SFAS 123(R), compensation cost is recognized prospectively for new and modified awards over the related vesting period of such awards. Results for prior periods have not been restated. Prior to October 1, 2006, the Company accounted for these Plans under the recognition and measurement principles of APB 25 and related interpretations using the intrinsic value method. In accordance with APB 25, no compensation cost related to these Plans was reflected in net income prior to fiscal 2007, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the grant date. If the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123 (“SFAS No. 123”), Accounting for Stock-Based Compensation, to the option grants, it would have reported net income of $207,240 and basic and diluted earnings per share of $.13 for the nine months ended June 30, 2006.

Restricted Stock Plan

On January 25, 1999, the stockholders of the Company approved a restricted stock plan (the "1999 Plan"), while on January 30, 2006, the stockholders ratified a 2006 Restricted Stock Plan (the “2006 Plan”), collectively, the “Plans”. The Plans provide for the award of shares of restricted stock to directors, officers and employees. The 1999 Plan and the 2006 Plan provide for the purchase of 31,066 and 36,430 shares of common stock, respectively, in the open market to fund such awards. All of the Common Stock to be purchased by the Plan will be purchased at the fair market value on the date of purchase. Awards under the Plan are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company’s Board of Directors and as a means of providing a further retention incentive. Under the 1999 Plan, 18,017 shares were awarded in fiscal 1999. An additional 2,101, 2,626 and 2,240 shares were awarded in fiscal 2005, fiscal 2006 and the three months ended December 31, 2006, respectively, with a grant-date fair value of $9.75, $9.70 and $12.50 per share, respectively. The awards vest 20% on the date of grant and 20% each of the next four years. On January 30, 2006, 13,110 shares were awarded pursuant to the 2006 Plan. The awards vest 1/3 on the date of grant and 1/3 each of the next two years. Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant. Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date. Plan expense was approximately $14,000 and $46,000, respectively, for the three and nine-month periods ended June 30, 2007, compared to $13,000 and $73,000 for the same 2006 periods.

Employee Stock Ownership Plan

Effective upon the consummation of the Bank’s initial stock offering, an Employee Stock Ownership Plan ("ESOP") was established for all eligible employees who had completed a twelve-month period of employment with the Bank and at least 1,000 hours of service, and had attained the age of 21. The ESOP used $156,800 in proceeds from a term loan to purchase 62,149 shares of Bank common stock during the stock offering. In fiscal 2004, the ESOP purchased 72,861 shares of common stock in the second-step conversion with the proceeds of a $776,000 loan from the Company, which has a 10-year term and an interest rate of 4.75%. $47,000 of the proceeds were used to pay off the prior outstanding debt.

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

The ESOP is accounted for in accordance with Statement of Position 93-6, "Accounting for Employee Stock Ownership Plans," which was issued by the American Institute of Certified Public Accountants in November 1993. Accordingly, the ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $28,000 and $86,000, respectively, for the three and nine-month periods ended June 30, 2007, compared to $24,000 and $70,000 for the same 2006 periods.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. EITF Issue No. 06-11 addresses a company’s recognition of an income tax benefit received on dividends that are (a) paid to employees holding equity-classified non-vested shares, equity-classified non-vested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123(R). The EITF reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase to additional paid-in capital. The amount recognized in additional paid-in capital for the realized income tax benefit from dividends on those awards should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. Unrealized income tax benefits from dividends on equity-classified employee share-based payment awards should be excluded from the pool of excess tax benefits available to absorb potential future tax deficiencies. The accounting treatment of the income tax benefits from these dividends would be applied on a prospective basis. EITF Issue No. 06-11 is effective for fiscal years beginning after December 15, 2007. The company does not expect that EITF Issue No. 06-11 will have a material impact on its financial condition or results of operations.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option 1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, 2) is irrevocable (unless a new election date occurs) and 3) is applied only to entire instruments and not to portions of instruments. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The choice to adopt early should be made after issuance of the Statement but within 120 days of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this pronouncement.

NOTE 5 – RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

ROEBLING FINANCIAL CORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words “believes”, “anticipates”, “contemplates”, “expects”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, the impact of our new branches, new legislation and regulations, and general economic conditions. The Company does not undertake and specifically disclaims any obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

On September 30, 2004, Roebling Financial Corp., MHC (the "MHC") completed its reorganization into stock form and the Company succeeded to the business of the MHC's former federal mid-tier holding company subsidiary. Each outstanding share of common stock of the former mid-tier holding company was converted into 3.9636 shares of common stock of the Company. As part of the transaction, the Company sold a total of 910,764 shares to the public at $10 per share, including 72,861 shares purchased by the Company’s employee stock ownership plan with funds borrowed from the Company. The Company's business is conducted primarily through its wholly-owned subsidiary, Roebling Bank (the "Bank"). References to the Company or Registrant refer to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

Overview

At June 30, 2007, the Company had total assets, deposits and stockholders’ equity of $141.6 million, $115.9 million and $16.3 million, respectively. For the three months ended June 30, 2007, the Company reported net income of $88,000, or $.05 per diluted share, compared to $110,000, or $.07 per diluted share, for the same period in 2006. For the nine months ended June 30, 2007, the Company reported net income of $239,000, or $.14 per diluted share, compared to $333,000, or $.20 per diluted share, for the same period in 2006. The decrease in net income for the 2007 periods reflects an increase in non-interest expenses due to the opening of a new retail banking office, which offset an improvement in non-interest income, a lower loan loss provision and, for the nine months ended June 30, 2007, an increase in net interest income.

Changes in Financial Condition

Total assets increased by $10.8 million to $141.6 million at June 30, 2007, from $130.8 million at September 30, 2006. This increase is primarily attributable to a $5.6 million increase in the loans receivable, net, portfolio and a $5.0 million increase in investment securities. The majority of the change in loans receivable, net was attributable to increases of $3.6 million and $5.2 million in the one-to-four family residential and home equity loan portfolios, respectively, offset by an aggregate $3.2 million decrease in the commercial real estate, construction, multifamily and commercial loan portfolios. While new loan activity was strong during the quarter, payoffs were also high, which caused the increase in loan balances to be less than it would otherwise have been. We continue to experience a challenging year in the lending arena with the slow-down in the real estate market and an increasingly competitive environment. Deposits increased by $12.3 million, or 11.8%, to $115.9 million at June 30, 2007 from $103.7 million at September 30, 2006 while borrowed funds decreased by $1.9 million during the same period, to $7.4 million at June 30, 2007 from $9.3 million at September 30, 2006. Stockholders’ equity declined $65,000 to $16.3 million at June 30, 2007 from $16.4 million at September 30, 2006. The decrease was attributable to aggregate dividends paid of $164,000 and purchases of stock for the restricted stock plans ($132,000) and the deferred compensation plan ($151,000). These reductions in equity offset increases in equity due to $239,000 in net income, a $19,000 decline in unrealized losses on securities available for sale, net of income taxes, $86,000 from amortization of ESOP shares and $38,000 from allocation of RSP shares.

Results of Operations

Net Interest Income. For the three-months ended June 30, 2007, the Company reported net interest income before provision for loan losses of $1,114,000, which represents a decrease of $18,000 or 1.6% over the same period in 2006. The decrease in net interest income was the result of an increase in interest expense of $317,000, which more than offset an increase in interest income of $299,000. The interest rate spread was 2.66% for the three months ended June 30, 2007 compared to 3.40% for the three months ended June 30, 2006, while the net interest margin was 3.41% for the 2007 period compared to 3.98% for the 2006 period. For the nine-month period ended June 30, 2007, the Company reported net interest income before provision for loan losses of $3,364,000, compared to $3,286,000 for the nine months ended June 30, 2006, an increase of $78,000, or 2.4%. The interest rate spread was 2.79% for the nine months ended June 30, 2007 compared to 3.43% for the nine months ended June 30, 2006, while the net interest margin was 3.51% for the 2007 period compared to 3.96% for the 2006 period. After a period of historically low interest rates, the Federal Reserve began tightening monetary policy in June, 2004, and increased the Federal Funds rate seventeen times, by 25 basis points each time, since then, with the last tightening in June, 2006. The yield curve has recently turned positive again but is still relatively flat, with very little difference between short and long rates. Reflecting the current rate environment, the Company’s spread and margin have compressed, as the overall cost of funds has increased by more than the average yield on total interest-earning assets.

The average balance of total interest-earning assets for the three months ended June 30, 2007 increased by $16.7 million compared to the three months ended June 30, 2006, while the average yield increased by 15 basis points to 6.15% from 6.00%. The increase in total interest income of $299,000 for the three months ended June 30, 2007 is comprised of an increase of $182,000 in interest income on loans receivable and an increase of $117,000 in interest income on securities and other interest-earning assets. Average loan receivable balances increased by $9.9 million for the three months ended June 30, 2007 compared to the same 2006 period, while the average yield increased to 6.75% from 6.68%. For the three months ended June 30, 2007, the average balance of securities and other interest-earning assets increased by $6.8 million compared to the same 2006 period, while the average yield increased to 4.41% from 3.77%.

The average balance of total interest-earning assets for the nine months ended June 30, 2007 increased by $16.9 million compared to the nine months ended June 30, 2006, while the average yield increased by 34 basis points to 6.15% from 5.81%. The increase in total interest income of $1,068,000 for the nine months ended June 30, 2007 is comprised of an increase of $813,000 in interest income on loans receivable and an increase of $255,000 in interest income on securities and other interest-earning assets. Average loan receivable balances increased by $12.2 million for the nine months ended June 30, 2007 compared to the same 2006 period, while the average yield increased to 6.78% from 6.48%. For the nine months ended June 30, 2007, the average balance of securities and other interest-earning assets increased by $4.7 million compared to the same 2006 period, while the average yield increased to 4.27% from 3.75%.

The average balance of interest-bearing liabilities increased by $14.0 million for the three months ended June 30, 2007 compared to same 2006 period, while the average cost increased 89 basis points to 3.49% from 2.60%. The increase in total interest expense of $317,000 for the three months ended June 30, 2007 is comprised of a $348,000 increase in interest expense on deposits, offset by a $31,000 decrease in interest expense on borrowings. Average interest-bearing deposit balances increased by $17.0 million with an increase in the average cost to 3.42% for the three months ended June 30, 2007, compared to 2.37% for the same 2006 period, while average borrowings decreased by $3.0 million, with a slight increase in the average cost to 4.36% from 4.34%.

For the nine months ended June 30, 2007, the average balance of interest-bearing liabilities increased by $14.3 million compared to same 2006 period, while the average cost increased by 98 basis points to 3.36% from 2.38%. The increase in total interest expense of $990,000 for the nine months ended June 30, 2007 is comprised of a $1,070,000 increase in interest expense on deposits, offset by an $80,000 decrease in interest expense on borrowings. Average interest-bearing deposit balances increased by $17.0 million with an increase in the average cost to 3.29% for the nine months ended June 30, 2007, compared to 2.13% for the same 2006 period, while average borrowings decreased by $2.7 million, with an increase in the average cost to 4.33% from 4.24%. The increase in deposit costs for the three and nine months ended June 30, 2007 is largely the result of the growth in the certificate of deposit portfolio. Mirroring the current trends in the industry in a very competitive market, depositors have shifted funds into higher-costing certificate of deposit and money market accounts and out of lower-costing transaction and savings accounts.

Provision for Loan Losses. The provision for loan losses was $10,000 and $42,000, respectively, for the three and nine month periods ended June 30, 2007, compared to $42,000 and $102,000 for the same periods in 2006. At June 30, 2007, the allowance for loan losses was $745,000 (.74% of the loan portfolio) compared to $673,000 (.75% of the loan portfolio) at June 30, 2006. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

Non-interest Income. Non-interest income increased $26,000, or 22.4%, to $142,000 for the three months ended June 30, 2007 and increased $79,000, or 23.3%, to $418,000 for the nine months ended June 30, 2007 compared to the same 2006 periods. Loan fees and late charges increased by $13,000 and $37,000 for the three and nine months ended June 30, 2007, respectively, compared to the same 2006 periods, while account servicing and other fees increased by $14,000 and $45,000 for the three and nine months ended June 30, 2007, respectively, compared to the same 2006 periods. The increase in loan fees is primarily attributable to the receipt of prepayment fees on loans that paid off, a non-refundable commitment fee received for a loan application that did not close and late charges paid. The increase in account servicing and other fees is due primarily to higher non-sufficient / uncollected fund fees and fees from ATM / debit card transactions.

Non-interest Expense. Non-interest expense increased $85,000, or 8.4%, to $1,092,000 for the three-month period ended June 30, 2007 and increased $386,000, or 13.2%, to $3,311,000 for the nine months ended June 30, 2007, compared to the same periods in 2006, with the most significant increases in compensation and benefits and occupancy and equipment expense. Compensation and benefits increased by $43,000 and $250,000 for the three and nine months ended June 30, 2007 compared to the same 2006 periods while occupancy and equipment increased by $28,000 and $74,000 for the three and nine months ended June 30, 2007 compared to the same 2006 periods. The increase in compensation and benefits is attributable to new hires to staff the Bank’s fifth and newest retail facility in Delran, New Jersey, which opened in September, 2006, as well as staff additions to accommodate the continued growth of the bank in both the retail banking and lending areas. Delran is an entry into another new marketplace for the Bank, which we anticipate will enable us to increase our deposit and lending base over time. The increase in occupancy and equipment expense relates to the new Delran facility.

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

Liquidity and Regulatory Capital Compliance

On June 30, 2007, the Bank was in compliance with its regulatory capital requirements as follows:

(Dollars in thousands)	Amount	Percent

Tangible capital	$12,332	8.68%
Tangible capital requirement	2,130	1.50%
Excess over requirement	$10,202	7.18%

Core capital	$12,332	8.68%
Core capital requirement	5,680	4.00%
Excess over requirement	$6,652	4.68%

Risk-based capital	$13,087	14.31%
Risk-based capital requirement	7,317	8.00%
Excess over requirement	$5,770	6.31%

The Company anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 2007, the Bank had outstanding commitments to fund loans of $10.0 million, commitments on unused lines of credit of $10.2 million, undisbursed construction loans of $6.2 million and $235,000 in outstanding letters of credit. Certificates of deposit scheduled to mature in one year or less as of June 30, 2007, totaled $50.8 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

	At or for the Three Months Ended June 30
	2007 (1)	2006 (1)
Earnings per common share (2):
Basic	$0.05	$0.07
Diluted	$0.05	$0.07
Return on average assets (1)	.26%	.37%
Return on average equity (1)	2.15%	2.74%
Interest rate spread (1)	2.66%	3.40%
Net interest margin (1)	3.41%	3.98%
Non-interest expense to average assets (1)	3.18%	3.36%
Non-performing assets to total assets	.35%	.09%
Non-performing loans to total loans	.40%	.12%

	At June 30,
	2007	2006

Book value per share (3)	$9.55	$9.40

__________

(1)	The ratios for the three-month periods presented are annualized.
(2)

The average number of shares outstanding during the three months ended June 30, 2007, was 1,644,774 basic and 1,654,773 diluted. The average number of shares outstanding during the three months ended June 30, 2006, was 1,633,410 basic and 1,643,014 diluted.

(3)	There were 1,712,259 shares outstanding as of June 30, 2007 and 1,710,045 shares outstanding as of June 30, 2006.

	For the Nine Months Ended June 30,
	2007 (1)	2006 (1)
Earnings per common share (2):
Basic	$0.15	$0.20
Diluted	$0.14	$0.20
Return on average assets (1)	.24%	.38%
Return on average equity (1)	1.95%	2.76%
Interest rate spread (1)	2.79%	3.43%
Net interest margin (1)	3.51%	3.96%
Non-interest expense to average assets (1)	3.29%	3.33%

_____________

(1)	The ratios for the nine-month periods presented are annualized.
(2)

The average number of shares outstanding during the nine months ended June 30, 2007, was 1,642,487 basic and 1,653,417 diluted. The average number of shares outstanding during the nine months ended June 30, 2006, was 1,631,122 basic and 1,639,313 diluted.

Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. During the period under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ROEBLING FINANCIAL CORP, INC.

Part II

ITEM 1.	LEGAL PROCEEDINGS

There are various claims and lawsuits in which the company or the Bank are periodically involved, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank’s business. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

(a)	Not applicable
(b)	Not applicable

ITEM 6.	EXHIBITS

List of Exhibits:

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.2	Directors’ Retirement Plan***
10.3	Stock Option Plan****
10.4	Restricted Stock Plan****
10.5	Employment Agreement between Janice A. Summers and Roebling Bank***
10.6	Employment Agreement between Frank J. Travea, III and Roebling Bank***
10.7	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.8	Roebling Bank 2006 Restricted Stock Plan*****
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification

__________________

*	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-59069) filed with the Commission on September 30, 2004.
**	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.
***	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.

****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-119839) filed with the Commission on October 20, 2004.
*****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-132059) filed with the Commission on February 27, 2006.

ROEBLING FINANCIAL CORP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROEBLING FINANCIAL CORP, INC.
Date: August 14, 2007	By:	/s/ Frank J. Travea, III
Frank J. Travea, III President and Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2007	By:	/s/ Janice A. Summers
Janice A. Summers Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)