Form 10KSB
period 2007-09-30
Roebling Financial Corp, Inc.
filed 2007-12-21
CIK 1293283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended	September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 0-50969

ROEBLING FINANCIAL CORP, INC.
(Name of Small Business Issuer in its Charter)

New Jersey	55-0873295
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Route 130 South and Delaware Avenue, Roebling, New Jersey	08554
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number:(609) 499-9400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class
Common Stock, $0.10 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State issuer’s revenues for its most recent fiscal year.$8,537,439

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked price of the registrant’s Common Stock reported on the OTC Bulletin Board at December 19, 2007, was approximately $14.1 million. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant and all shareholders beneficially owning more than 10% of the registrant’s Common Stock.

As of December 19, 2007, there were issued and outstanding 1,718,473 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Shareholders for the Fiscal Year Ended September 30, 2007. (Part II)

2. Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders. (Part III)

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

ROEBLING FINANCIAL CORP, INC.

ANNUAL REPORT ON FORM 10-KSB

for the fiscal year ended September 30, 2007

PART I

F

Forward-Looking Statements

Roebling Financial Corp, Inc. (the “Company” or “Registrant”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company’s control). The following factors, among others, could cause the Company’s financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services; the willingness of users to substitute competitors’ products and services for the Company’s products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; the Bank’s success in establishing new branches; changes in consumer spending and savings habits; and the success of the Company at managing the risks involved in the foregoing.

The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the company.

Item 1. Description of Business

General

On September 30, 2004, Roebling Financial Corp., MHC (the “MHC”) completed its reorganization into stock form and the Company succeeded to the business of the MHC’s former federal mid-tier holding company subsidiary. Each outstanding share of common stock of the former mid-tier holding company (other than shares held by the MHC which were cancelled) was converted into 3.9636 shares of common stock of the Company. As part of the transaction, the Company sold a total of 910,764 shares to the public at $10 per share, including 72,861 shares purchased by the Company’s employee stock ownership plan with funds borrowed from the Company. The Company’s business is conducted primarily through its wholly-owned subsidiary, Roebling Bank (the “Bank”), a federally chartered stock savings bank. References to the Company or Registrant refer to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

The Company’s headquarters are located at Route 130 South and Delaware Avenue, Roebling, New Jersey 08554, its main telephone number is (609) 499-9400 and its website address is www.roeblingbank.com.

Market Area and Competition

The Bank has five retail offices, two located in Roebling and one located in each of Delran, Westampton and New Egypt, New Jersey. From these locations, the Bank primarily serves the towns of Roebling, Delran, Westampton Township, Florence Township and New Egypt. The Bank’s secondary market includes Burlington City and Township, Cream Ridge, Wrightstown, Bordentown City, Mt. Holly, Rancocas, Moorestown, Riverside and Cinnaminson, and Springfield, Mansfield, Bordentown, Plumsted, New Hanover, North Hanover, Eastampton, Hainesport and Lumberton Townships.

Roebling is an established, densely populated blue-collar community characterized by a declining population and a higher proportion of retirees than the nation as a whole. New Egypt, Westampton and Delran are developing suburban markets with a lower population density than Roebling but a higher household growth rate.

Roebling Bank has the only two branches located in Roebling. Two financial institutions, including a Trenton-based community bank, however, opened branches in the past few years just outside the town limits and Roebling Bank has experienced increased competition for deposits from these new entrants. Roebling Bank has one of the two branches in New Egypt and held approximately 46% of the FDIC-insured deposits there at June 30, 2007 according to data compiled by the FDIC. There have also been several new entrants into nearby locales in the New Egypt marketplace which has increased competition in this area as well. The foregoing data does not reflect deposits held by credit unions. There are a number of other financial institutions in the Westampton and Delran markets.

The competition for deposits comes from other insured financial institutions such as commercial banks, thrift institutions (including savings banks), credit unions and multi-state regional banks in the Bank’s market areas, as well as internet banks. Competition for funds also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. The Bank maintains and attracts customers by offering competitive interest rates and a high level of personal service.

Lending Activities

The Company’s principal lending activity is the origination of loans secured by real property in Southern New Jersey. At September 30, 2007, the Bank’s loan portfolio included $43.8 million in loans secured by liens on one-to-four family properties, $27.6 million in home equity loans, $15.5 million in loans secured by commercial real estate, $15.0 million in loans secured by land or properties under construction and $3.9 million in loans secured by multi-family properties. To a lesser extent, the Bank also offers commercial and consumer loans. The majority of the Bank’s borrowers are located in Southern New Jersey and could be expected to be similarly affected by economic and other conditions in this area. The Company does not believe that there are any other concentrations of loans or borrowers in its portfolio.

Loan Portfolio Composition. The following table sets forth information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated.

	At September 30,
	2007		2006		2005
	$	%	$	%	$	%
	(Dollars in thousands)
Real estate loans:
One-to-four family	$43,806	40.43%	$37,200	36.84%	$36,956	45.59%
Multi-family	3,868	3.57	4,316	4.28	2,141	2.64
Construction and land	15,017	13.86	18,987	18.80	8,226	10.15
Commercial real estate	15,496	14.30	15,550	15.40	15,479	19.09
Total real estate loans	78,187	72.16	76,053	75.32	62,802	77.47
Consumer and other loans:
Home equity	27,629	25.50	21,995	21.78	16,469	20.31
Commercial	2,267	2.09	2,756	2.73	1,578	1.95
Other consumer	265	0.25	175	0.17	220	0.27
Total consumer and other loans	30,161	27.84	24,926	24.68	18,267	22.53
Total loans	108,348	100.00%	100,979	100.00%	81,069	100.00%

Less:
Loans in process	4,868		6,257		3,919
Net deferred loan origination fees (costs)	(42)		5		26
Allowance for loan losses	750		703		573
Total loans, net	$102,772		$94,014		$76,551

Loan Maturity Table. The following table sets forth the contractual maturities of the Company’s loan portfolio at September 30, 2007. The table does not reflect anticipated prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities. Demand loans, loans having no stated schedule of payments and no stated maturity and overdrafts are shown as due in one year or less. Amounts shown are net of loans in process.

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(In thousands)
Real estate loans:
One-to-four family	$1,277	$578	$41,951	$43,806
Multi-family	596	17	3,255	3,868
Construction and land	8,017	1,985	147	10,149
Commercial real estate	1,016	1,772	12,708	15,496
Consumer and other loans:
Home equity	169	4,784	22,676	27,629
Commercial	461	1,618	188	2,267
Other consumer	5	134	126	265
Total	$11,541	$10,888	$81,051	$103,480

The following table sets forth as of September 30, 2007 the dollar amount of all loans due after September 30, 2008, which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One-to-four family real estate	$19,184	$23,345	$42,529
Multi-family	17	3,255	3,272
Construction and land	--	2,132	2,132
Commercial real estate	978	13,502	14,480
Consumer and other loans:
Home equity	23,390	4,070	27,460
Commercial	1,321	485	1,806
Other consumer	239	21	260
Total	$45,129	$46,810	$91,939

One-to-Four Family Mortgage Loans. The Company offers first mortgage loans secured by one-to-four family residences in its primary lending area. Typically, such residences are single-family homes that serve as the primary residence of the owner. The Company requires private mortgage insurance on one-to-four, owner-occupied loans with a loan-to-value ratio in excess of 80%. The Company currently offers fixed-rate and adjustable-rate mortgage loans with terms up to 40 years. The Company’s adjustable-rate mortgage loans generally have rates that adjust annually or terms in which interest rates are fixed for the first three to ten years and adjust annually thereafter (e.g. “10/1 ARM”). ARM loans are qualified at the fully indexed mortgage rate as of the date of the commitment. The Company offers such loans in an effort to make its assets more interest rate sensitive. Interest rates charged on fixed-rate loans are competitively priced based on the local market. The Company also offers mortgage loans on non-owner occupied one-to-four family residences. Such loans are generally offered with variable rates or balloons which typically adjust or mature, respectively, within 5 years. Renewal of balloon mortgage loans is based on the credit history as well as the current qualification of the borrower at the time of renewal. Loan origination fees on loans are generally 0% to 3% of the loan amount depending on the market rate and customer demand.

The Company generally retains adjustable and shorter-term, fixed-rate loans in its portfolio and sells qualifying longer-term fixed-rate loans to Fannie Mae pursuant to forward commitments and retains the servicing rights. Generally, fixed-rate loans have a 10 to 40 year term to maturity. Non-conforming, fixed-rate loans are both retained in the Company’s portfolio and sold in the secondary market to private entities, servicing released. At September 30, 2007 there were no loans classified as held for sale. See “-- Loan Servicing, Purchases and Sales.”

Construction and Land Lending. The Company originates residential and commercial construction loans and loans secured by undeveloped land. Construction loans are classified as either pre-sold or speculative real estate loans at the time of origination, depending on whether a buyer is under contract of sale, and are generally limited to the counties within or surrounding the Company’s primary market areas. Construction loans are made to local individuals for the purpose of constructing their single-family residence, to real estate builders or developers for the purpose of constructing residential housing or nonresidential structures or to business customers for owner-occupied use. Land loans are generally made to builders and developers for the purpose of constructing improvements thereon.

The Company’s construction loans generally have maturities of 6 to 18 months, with payments being made monthly on an interest-only basis. Construction loan rates generally adjust monthly based on the prime rate plus a margin of 0.0% to 3.0% and are generally made with maximum loan-to-value ratios of 80%. Land loans generally have terms of less than 18 months, loan-to-value ratios of 50% or less and interest rates from 0% to 3.0% over prime. It is the Company’s policy to limit land loans to amounts not in excess of what the developer can absorb in one year.

Construction lending is generally considered to involve a higher level of risk as compared to single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals for their personal residences. Land loans impose additional risk because of the illiquidity of the security.

To limit its risk on construction and land loans, the Company requires the involvement of an experienced builder and generally requires personal guarantees from the principals of the borrower. The Company seeks to further mitigate the risk of construction lending by only disbursing funds on a pre-approved draw schedule. Advances are only made after scheduled work has been completed as confirmed by an independent inspection. In addition, all construction properties are appraised on both an “as is” and an “as completed” basis to ensure that unadvanced funds will be sufficient to complete the project. The Company attempts to address the risks of land lending by requiring a loan-to-value ratio no greater than 50%. In addition, the Company does not generally make land loans on a speculative basis.

Commercial and Multi-Family Real Estate Loans and Commercial Business Loans. Commercial real estate loans are permanent loans secured by improved property such as office buildings, churches, small business facilities and other non-residential buildings primarily in the Company’s primary market area. Multi-family residential loans are permanent loans served by residential buildings containing five or more units. Interest rates on commercial and multi-family loans are generally slightly higher than those offered on residential loans. Commercial and multi-family real estate loans are generally originated in amounts of up to 80% of the appraised value or purchase price of the mortgaged property (whichever is lower). The commercial and multi-family real estate loans in the Company’s portfolio generally consist of balloon or adjustable-rate loans which were originated at prevailing market rates.

The Company’s commercial business loans are generally secured by business assets, such as accounts receivable, or equipment and inventory, as well as real estate. However, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business.

The Company’s commercial business lending policy emphasizes (1) credit file documentation, (2) analysis of the borrower’s character, (3) analysis of the borrower’s capacity to repay the loan (including review of annual financial statements), (4) adequacy of the borrower’s capital and collateral, and (5) evaluation of the industry conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of the Company’s credit analysis. The Company requests annual financial statements on all commercial loans.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property with a value that tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which is likely to be dependent upon the general economic environment).

Consumer Loans. The Company originates home equity loans secured by single-family residences. These loans are made on owner-occupied, single-family residences and generally are originated as fixed-rate loans with terms of one to twenty years or variable- rate lines of credit tied to the prime rate. The loans are generally subject to an 80% combined loan-to-value limitation including any other outstanding mortgages or liens. The Company’s remaining consumer loans consist primarily of new and used mobile home loans, new and used automobile loans, account loans and unsecured personal loans.

The Company also offers high loan-to-value fixed-rate and non-owner occupied fixed-rate equity loans. Such loans are generally subject to loan to value limitations of 90% and 70%, respectively, including any other outstanding mortgages or liens. These loans are for terms of one to seven years. The Company will generally not take a position lower than a second lien.

Due to the type and nature of the collateral and, in some cases the absence of collateral, consumer lending generally involves more credit risk compared to one- to four-family residential lending. Consumer lending collections are typically dependent on the borrower’s continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. Generally, collateral for consumer loans depreciates rapidly and often does not provide an adequate source of repayment of the outstanding loan balance. The Company attempts to limit its exposure in consumer lending by emphasizing home equity loans with the Board determining loan-to-value ratios.

Loans-to-One-Borrower Limit. Under federal law, a federal savings bank generally may not lend to one borrower in an amount greater than the higher of $500,000 or 15% of its unimpaired capital and surplus. At September 30, 2007, our loans-to-one-borrower limit was approximately $2.0 million.

At September 30, 2007, the largest amount of loans we had outstanding to any one borrower or group of borrowers was $1.9 million, which consisted of two loans, one secured by a single-family residence and one for the construction of a single-family residential property. At September 30, 2007, the outstanding balance was $1.9 million. Our next largest lending relationship was $1.7 million and consisted of one construction loan secured by a multi-family property. At September 30, 2007, the outstanding balance on this loan was $1.3 million.

Loan Originations and Approval Authority. Loan originations are generally obtained from existing customers, members of the local community, and referrals from real estate brokers, lawyers, accountants, and current and past customers within the Company’s lending area.

Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant’s employment, income and credit standing. An appraisal or valuation determination, subject to regulatory requirements, of the real estate intended to secure the proposed loan is undertaken. The President has lending authority to make mortgage and commercial loans of up to $400,000 and unsecured loans of up to $15,000 while the Bank’s Chief Operating Officer and Loan Officers have lesser lending authorities to make secured and unsecured loans. A Loan Officer Committee of management has the authority to make secured loans up to $750,000. All other loans must be approved by the Board of Directors. All loans originated or purchased are underwritten by a lending officer, subject to the loan underwriting policies as approved by the Board of Directors. All purchased and originated loans are approved or ratified by the Board of Directors.

Loan applicants are promptly notified of the decision of the Company, setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of the real estate to be mortgaged or the collateral to be pledged and the notice requirement of insurance coverage to be maintained to protect the Company’s interest. The Company requires title insurance or a title opinion on first mortgage loans and fire and casualty insurance on all properties securing loans, which insurance must be maintained during the entire term of the loan. The Company also requires flood insurance, if appropriate, in order to protect the Company’s interest in the security property. Mortgage loans originated and purchased by the Company in its portfolio generally include due-on-sale clauses that provide the Company with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Company’s consent.

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

The Company generally underwrites fixed-rate, one-to-four family mortgage loans pursuant to Fannie Mae guidelines to facilitate sale in the secondary market. Fixed-rate mortgage loans may be sold with servicing retained. Non-conforming, fixed-rate loans may be sold in the secondary market to private entities, and the servicing of such loans is not retained. Commercial purpose loans or participations may be sold, generally to stay within loan-to-one-borrower limits and generally with servicing retained. During the year ended September 30, 2007, the Company sold $90,000 of one-to-four family mortgage loans. The Company had no loans held-for-sale at September 30, 2007. The Company recognized loan servicing fees of $18,000 for the year ended September 30, 2007. As of September 30, 2007, loans serviced for others totaled $7.2 million.

The Company sells participations in its commercial real estate, multi-family and construction loans to other banks and purchases participations in commercial real estate, multi-family and construction loans from other banks. Roebling Bank also purchases participations in affordable housing and community development loans originated by the Thrift Institutions Community Investment Corporation of New Jersey (“TICIC”). Participations are sold without recourse and are accounted for as sales in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Participation agreements generally give transferees the right to pledge their ownership interests. A right of first refusal is required to be given to other participants before ownership interests are sold or assigned.

Loan Commitments. The Company issues written commitments to prospective borrowers on all approved mortgage loans, which generally expire within 30 days of the date of issuance. The Company charges a lock-in fee to lock in mortgage rates. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended up to 60 days. At September 30, 2007, the Company had $9.2 million of outstanding commitments to fund loans, $11.9 million of unused lines of credit, and $235,000 in outstanding letters of credit.

Non-Performing and Problem Assets

Loan Delinquencies. The Company’s collection procedures provide that when a loan is 15 days past due, a delinquent notice is sent to the borrower and a late charge is imposed in accordance with the loan documents. If the payment is still delinquent after approximately 60 days, the borrower will receive a notice of default establishing a date by which the borrower must bring the account current or foreclosure proceedings will be instituted. Written notices are supplemented with telephone calls to the borrower. If the loan continues in a delinquent status for 90 days and no repayment plan is in effect, the account is turned over to an attorney for collection or foreclosure and the borrower is notified when foreclosure has been commenced.

Uncollected interest on loans that are contractually past due is charged off, or an allowance is established based on management’s periodic evaluation. The allowance is established by a charge to interest income and income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is reestablished, in which case the loan is returned to accrual status. At a minimum, an allowance is generally established for all interest payments that are more than 90 days delinquent.

Non-Performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned, as of the dates indicated. The Company has no loans categorized as troubled debt restructurings within the meaning of the SFAS No. 15 and no impaired loans within the meaning of SFAS No. 114, as amended by SFAS No. 118.

	At September 30,
	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to-four family residential real estate	$30	$34	$56
Construction and land	400	400	—
Consumer and other loans:
Home equity	—	—	—
Other consumer	—	—	2
Total non-accrual loans	$430	$434	$58
Accruing loans contractually past due 90 days or more:
Mortgage loans:
One-to-four family residential real estate	$—	$—	$—
Consumer and other loans:
Home equity	55	51	—
Other consumer	—	—	—
Total accruing loans contractually past due 90 days or more	$55	$51	$—
Total non-performing loans	$485	$485	$58
Real estate owned	$—	$—	$—
Other repossessed assets	$89	$—	$—
Total non-performing assets	$574	$485	$58
Total non-performing loans to total loans, net	0.47%	0.51%	0.08%
Total non-performing loans to total assets	0.33%	0.37%	0.05%
Total non-performing assets to total assets	0.39%	0.37%	0.05%

As of September 30, 2007 and 2006, the Company’s largest non-performing loan consisted of the $400,000 outstanding on an acquisition and development loan to a limited liability company for the development of a condominium project. Construction was never begun and the Bank has commenced foreclosure proceedings. The loan is secured by a lien on the property and the personal guarantees of the principals of the borrower.

During the fiscal year ended September 30, 2007, gross interest income of $38,100 would have been recorded on non-accrual loans if they had been current in accordance with their terms. Interest income of $700 was included in net income from such loans during the period. At September 30, 2007, the Company had no loans which are not disclosed in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present loan repayment terms. Approximately $5,000 of the allowance for loan losses related to non-performing loans at September 30, 2007.

Classified Assets. Office of Thrift Supervision (“OTS”) regulations require savings associations to evaluate and classify their assets on a regular basis in a manner consistent with the asset classification system used by OTS examiners. Under this classification system, weaker assets are classified as “substandard,” “doubtful,” or “loss.” An asset is considered substandard if it is inadequately protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated “special mention” because of a potential weakness that does not currently warrant classification.

When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance equal to 100% of that portion of the asset so classified or to charge off such amount. An association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover losses related to assets classified as substandard or doubtful or to cover risks of lending in general may be included as part of an institution’s regulatory capital, while specific allowances generally do not qualify as regulatory capital.

The following table sets forth the Company’s classified assets in accordance with its classification system at the dates indicated:

	At September 30,
	2007	2006	2005
	(In thousands)

Special Mention	$2,825	$1,947	$1,174
Substandard	400	400	—
Doubtful	—	—	—
Loss	—	—	2
Total	$3,225	$2,347	$1,176

Approximately $485,000 of classified assets were reflected as non-performing loans in the table in the prior section. Approximately $35,000 of the allowance for loan losses is allocated to the above classified assets.

Allowance for Loan Losses. A provision for loan losses is charged to operations based on management’s evaluation of the losses that may be incurred in the Company’s loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, any existing guarantees, past performance of the loan, available documentation for the loan, legal impediments to collection, financial condition of the borrower, and current economic conditions.

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

The Company has used the same methodology in analyzing its allowance in each of the periods presented. The increase in the allowance in each of the periods is primarily attributable to the increase in the loan portfolio balance, which increased to $102.8 million at September 30, 2007, from $94.0 million at September 30, 2006. A shift in the portfolio between one-to-four family residential loans and other types of residential and commercial loans leads to an inherent change in credit risk based on the type of loans. The allowance for loan losses was 0.72%, 0.74% and 0.74% of total loans outstanding at September 30, 2007, 2006 and 2005, respectively.

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

Activity in the Allowance for Loan Losses. The following table sets forth information with respect to activity in the Company’s allowance for loan losses for the periods indicated:

	Year Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Total loans outstanding(1)	$103,521	$94,717	$77,124
Average loans outstanding	$96,229	$85,134	$68,318
Allowance balances (at beginning of period)	$703	$573	$491
Charge-offs:
Consumer	—	(2)	(7)
Recoveries:
Consumer	—	—	—
Net charge-offs	—	(2)	(7)
Provisions	47	132	89
Allowance balance (at end of period)	$750	$703	$573
Allowance for loan losses as a percent of total loans outstanding	0.72%	0.74%	0.74%
Net charge-offs as a percentage of average loans outstanding	0.00%	0.00%	0.01%

__________

(1)	Excludes allowance for loan losses.

Allocation of the Allowance for Loan Losses. The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2007		2006		2005
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One-to-four family (1)	$357	65.93%	$306	58.62%	$295	65.90%
Multi-family	43	3.57	47	4.28	24	2.64
Construction and land	112	13.86	140	18.80	47	10.15
Commercial real estate	170	14.30	171	15.40	170	19.09
Commercial	25	2.09	30	2.73	17	1.95
Consumer	16	0.25	9	0.17	13	0.27
Unallocated	27	—	—	—	7	—
Total	$750	100.00%	$703	100.00%	$573	100.00%

______________________

(1)	Includes home equity loans.

Investment Activities

The Bank is required to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the OTS during its regular examinations. The OTS, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. At September 30, 2007, the Company had no securities of a single issuer, excluding U.S. government and agency securities, that exceeded 10% of stockholder’s equity.

Current regulatory and accounting guidelines regarding investment securities (including mortgage- backed securities) require us to categorize securities as “held to maturity,” “available for sale” or “trading.” As of September 30, 2007, we had securities classified as “held to maturity” and “available-for-sale” in the amount of $242,000 and $34.7 million, respectively, and had no securities classified as “trading.” Securities classified as “available for sale” are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At September 30, 2007, our securities available for sale had an amortized cost of $34.7 million and market value of $34.7 million. The changes in market value in our available-for-sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available-for-sale do not affect our income nor does it affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At September 30, 2007, the Company’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) local municipal obligations; (iv) mortgage-backed securities; (v) banker’s acceptances; (vi) certificates of deposit; (vii) investment grade corporate bonds; and (viii) commercial paper. The Board of Directors may authorize additional investments.

As a source of liquidity and to supplement the Company’s lending activities, we have invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors like us. The quasi-governmental agencies, which include Ginnie Mae, Freddie Mac and Fannie Mae, guarantee the payment of principal and interest to investors.

Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable- rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by Ginnie Mae, Freddie Mac, and Fannie Mae make up a majority of the pass-through certificates market.

The Company also invests in mortgage-related securities, primarily collateralized mortgage obligations, issued or sponsored by Ginnie Mae, Freddie Mac, and Fannie Mae. Collateralized mortgage obligations are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of collateralized mortgage obligation securities with varying maturities and amortization schedules as well as a residual interest, with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into “tranches” or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Collateralized mortgage obligations attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity.

Investment Portfolio Composition. The following table sets forth the carrying value of the Company’s investment securities portfolio at the dates indicated.

	At September 30,
	2007	2006	2005
	(In thousands)
Investment securities held-to-maturity:
U.S. government and agency securities	$—	$55	$104
Mortgage-backed securities (1)	242	340	454
Total investment securities held-to-maturity	242	395	558
Investment securities available-for-sale:
U.S. government and agency securities	19,993	21,884	21,047
Fannie Mae stock	24	22	18
Mortgage-backed securities	14,640	5,301	6,095
Total investment securities available-for-sale	34,657	27,207	27,160
Total investment securities	$34,899	$27,602	$27,718

___________________________

(1)	Includes collateralized mortgage obligations of $8,000, $25,000 and $53,000 at September 30, 2007, 2006 and 2005, respectively.

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Company’s investment and mortgage-backed securities portfolio at September 30, 2007.

	At September 30, 2007 (1)
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)
Investment securities held-to-maturity
U.S. government and agency securities	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%	$—
Mortgage-backed securities	3	5.18	9	6.57	69	4.99	161	6.61	242	6.13	243
Total investment securities held-to-maturity	3	5.18	9	6.57	69	4.99	161	6.61	242	6.13	243

Investment securities available-for-sale
U.S. government and agency securities	$7,448	3.53%	$9,532	4.72%	$3,013	5.35%	$—	—%	$19,993	4.37%	$19,993
Mortgage-backed securities	136	5.15	2,919	4.43	735	5.60	10,850	5.66	14,640	5.41	14,640
Total investment securities available-for-sale	7,584	3.56	12,451	4.65	3,748	5.40	10,850	5.66	34,633	4.81	34,633

Total investment securities	$7,587	3.56%	$12,460	4.65%	$3,817	5.39%	$11,011	5.67%	$34,875	4.82%	$34,876

______________

(1)	The table does not include Fannie Mae stock, which is classified as available-for-sale. See “-- Investment Portfolio.”

Sources of Funds

General. Deposits are the major external source of the Company’s funds for lending and other investment purposes. The Company also derives funds from the amortization and prepayment of loans and mortgage-backed securities, maturities and calls of investment securities, borrowings, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows, loan prepayments and security calls are significantly influenced by general interest rates and market conditions.

Deposits. Consumer and commercial deposits are attracted principally from within the Company’s primary market area through the offering of a selection of deposit instruments including checking accounts, savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2007, the Company had no brokered deposits.

Certificates of Deposit. The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 2007.

Maturity Period	Certificates of Deposits
(In thousands)

Within three months	$7,509
Over three months through six months	4,924
Over six months through twelve months	1,028
Over twelve months	2,473
$15,934

Borrowings. The Company may obtain advances from the Federal Home Loan Bank of New York (“FHLB”) to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Company’s stock in the FHLB and a portion of the Company’s mortgage loan and securities portfolios. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and range of maturities. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2007, the Company had $7.0 million of fixed-rate advances outstanding with a weighted average rate of 4.30% and contractual maturities ranging from three to five years.

The following table sets forth the maximum month-end balance and the average balance of short-term FHLB advances for the periods indicated. These borrowings were advanced against the overnight line of credit.

	At or for the Year Ended September 30,
	2007	2006	2005
	(Dollars in thousands)

Average balance outstanding	$377	$2,010	$638
Maximum balance at end of any month	$4,000	$5,000	$3,400
Balance outstanding at end of period	$2,500	$1,300	$2,000
Weighted average rate during period	5.41%	4.82%	2.82%
Weighted average rate at end of period	5.24%	5.55%	4.11%

Personnel

As of September 30, 2007, the Company had 37 full-time and 20 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

SUPERVISION AND REGULATION

Set forth below is a brief description of certain laws which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Bank

General. As a federally chartered savings bank with deposits insured by the Federal Deposit Insurance Corporation (the “FDIC”), the Bank is subject to extensive regulation by the OTS and FDIC. Lending activities and other investments must comply with federal and state statutory and regulatory requirements. The Bank is also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the Deposit Insurance Fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

The OTS regularly examines the Bank and prepares reports for consideration by the Bank’s Board of Directors on deficiencies, if any, found in the Bank’s operations. The Bank’s relationship with its depositors and borrowers is also regulated by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage documents.

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

Deposit Insurance. The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. Although the FDIC is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law on February 15, 2006, has resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund (which formerly insured the deposits of banks) and the Savings Association Insurance Fund (which formerly insured the deposits of savings associations like the Bank) were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts has been increased to $250,000 per participant subject to adjustment for inflation. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and are assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank has been able to offset its deposit insurance premium for 2007 with the special assessment credit.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 0.012% of insured deposits in fiscal 2007. These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of adjusted total assets, (2) Tier 1, or “core,” capital equal to at least 4% (3% if the institution has received the highest rating, “composite 1 CAMELS,” on its most recent examination) of adjusted total assets, and (3) risk-based capital equal to 8% of total risk-weighted assets.

Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), less certain mortgage servicing rights and less certain investments. Core capital is defined as common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights, certain investments and unrealized gains and losses on certain available-for-sale securities.

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

Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender (“QTL”) test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its “portfolio assets” in certain “Qualified Thrift Investments” (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets up to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. As of September 30, 2007, the Bank was in compliance with its QTL requirement.

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

Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2007, the Bank was in compliance with these requirements.

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

Activities Restrictions. As a savings and loan holding company formed after May 4, 1999, Roebling Financial Corp, Inc. is not a grandfathered unitary savings and loan holding company under the Gramm-Leach-Bliley Act (the “GLB Act”). As a result, Roebling Financial Corp, Inc. and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities. Under the Home Owners’ Loan Act, as amended by the GLB Act, the non-banking activities of Roebling Financial Corp, Inc. are restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the “BHC Act”) or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of Roebling Bank unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

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

●

Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

●

Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

●

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

●

Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

●	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board to enforce auditing, quality control and independence standards and which is funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under the Act, longer prison terms apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under the Act, a company’s registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

Item 2. Description of Property

(a)         Properties. The following table sets forth the location of our main office and branch offices, the year the offices were opened, the net book value of each office and per branch deposits at each office.

	Year Facility Opened	Leased or Owned	Net Book Value at September 30, 2007	Branch Deposits at September 30, 2007
			(In thousands)
Main Office Route 130 South and Delaware Avenue Roebling, NJ 08554	1964	Owned	$755	$45,723

Village Office 34 Main Street Roebling, NJ 08554	1922	Owned	34	17,524

New Egypt Office 8 Jacobstown Road New Egypt, NJ 08533	1998	Owned	579	30,699

Westampton Office 1934 Rt. 541/Burlington-Mt.Holly Road Westampton, NJ 08060	2005	Leased (1)	338	13,582

Delran Office 3104 Bridgeboro Road Delran, NJ 08075	2006	Owned	1,906	11,680

________

(1)	Lease has an initial term of five years.

(b)        Investment Policies. See “Item 1. Description of Business” above for a general description of the Registrant’s investment policies and any regulatory or Board of Directors’ percentage of assets limitations regarding certain investments. The Registrant’s investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

(1)        Investments in Real Estate or Interests in Real Estate. See “Item 1. Description of Business - Lending Activities” and “ - Regulation of the Bank,” and “Item 2. Description of Property.”

(2)        Investments in Real Estate Mortgages. See “Item 1. Description of Business - Lending Activities” and “ - Regulation of the Bank.”

(3)        Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See “Item 1. Description of Business - Lending Activities” and “ - Regulation of the Bank.”

(c)	Description of Real Estate and Operating Data. Not Applicable.

Item 3. Legal Proceedings

Roebling Financial Corp, Inc. and its subsidiaries, from time to time, are a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Roebling Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Roebling Bank. There were no lawsuits pending or known to be contemplated against us at September 30, 2007 that would have a material effect on our operations or income.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)         Market for Common Equity. The information contained under the section captioned “Stock Market Information” of the Company’s Annual Report to Stockholders for the fiscal year ended September 30, 2007 (the “Annual Report”) is incorporated herein by reference. During the period under report, the Registrant did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities. Not applicable.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7. Financial Statements

The Registrant’s consolidated financial statements are incorporated herein by reference from the Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

(a)         Evaluation of disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)        Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The information required under this item is incorporated herein by reference to the Proxy Statement for the 2008 Annual Meeting (the “Proxy Statement”) contained under the sections captioned “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal I - Election of Directors,” and “- Biographical Information.” The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer. A copy of the Company’s Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, Roebling Financial Corp, Inc., Route 130 South and Delaware Avenue, Roebling, New Jersey 08554.

Item 10. Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement contained under the sections captioned “Director Compensation” and “Executive Compensation.”

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference from the section in the Proxy Statement captioned “Principal Holders of Our Common Stock.”

(b)	Security Ownership of Management

The information required by this item is incorporated herein by reference to the information in the Proxy Statement contained under the section captioned “Proposal I - Election of Directors.”

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of September 30, 2007 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders
1999 Stock Option Plan	43,014	$11.406	3,586
2006 Stock Option Plan	74,642	10.730	16,434
1999 Restricted Stock Plan	3,637	—	6,884
2006 Restricted Stock Plan	4,374	—	23,320

Equity compensation plans not approved by shareholders (1)	—	—	—
TOTAL	125,667	$10.977	50,224

_______

(1)	Not applicable.

Item 12. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement contained under the sections captioned “Related Party Transactions” and “Corporate Governance.”

Item 13. Exhibits

List of Exhibits:

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.1†	Directors’ Consultation and Retirement Plan***
10.2†	Roebling Bank Stock Option Plan****
10.4†	Roebling Bank Restricted Stock Plan****
10.5†	Employment Agreement between Janice A. Summers and Roebling Bank***
10.6†	Employment Agreement between Frank J. Travea, III and Roebling Bank***
10.7†	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.8†	Roebling Bank 2006 Restricted Stock Plan*****
13	2007 Annual Report to Shareholders
21	Subsidiaries
23	Consent of Independent Auditors
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

_________

†	Management contract or compensatory plan or arrangement.
*	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-50969) filed with the Commission on September 30, 2004.
**	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.
***	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.
****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-119839) filed with the Commission on October 20, 2004.
*****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-132059) filed with the Commission on February 27, 2006.

Item 14. Principal Accountant Fees and Services

The information set forth under the caption “Proposal II -- Ratification of Appointment of Independent Auditors” in the Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 21, 2007.

ROEBLING FINANCIAL CORP, INC.
/s/ Frank J. Travea, III
	By:	Frank J. Travea, III President and Chief Executive Officer (Duly Authorized Representative)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated as of December 21, 2007.
/s/ John J. Ferry		/s/ Frank J. Travea, III
John J. Ferry Chairman of the Board		Frank J. Travea, III President and Chief Executive Officer (Principal Executive Officer)
/s/ George Nyikita		/s/ Mark V. Dimon
George Nyikita Director		Mark V. Dimon Director and Treasurer
/s/ Robert R. Semptimphelter, Sr.		/s/ Joan K. Geary
Robert R. Semptimphelter, Sr. Director		Joan K. Geary Director and Secretary
/s/ John A. LaVecchia		/s/ Janice A. Summers
John A. LaVecchia Director and Vice Chairman		Janice A. Summers Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)