Form 10QSB
period 2007-12-31
Roebling Financial Corp, Inc.
filed 2008-01-29
CIK 1293283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Check whether the Issuer 1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports); and 2) has been subject to such filing requirements for the past 90 days; Yes X No__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X_

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: January 28, 2008

Class	Outstanding
$.10 par value common stock	1,718,473 shares

Transitional Small Business Disclosure format (check one)

Yes	No	X__

ROEBLING FINANCIAL CORP, INC.

FORM 10-QSB

FOR THE QUARTER ENDED DECEMBER 31, 2007

INDEX

		Page Number
PART I – FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.
Item 1	Consolidated Financial Statements and Notes Thereto	1 – 7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8– 10
Item 3.	Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits	12 – 13

SIGNATURES		14

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share data)

	December 31,	September 30,
	2007	2007
Assets

Cash and due from banks	$2,137	$2,583
Interest-bearing deposits	453	877
Total cash and cash equivalents	2,590	3,460

Securities available for sale	36,199	34,657
Securities held to maturity	227	242
Loans receivable, net	107,062	102,772
Accrued interest receivable	727	766
Federal Home Loan Bank of New York stock, at cost	555	596
Premises and equipment	3,551	3,612
Other assets	698	903
Total assets	$151,609	$147,008

Liabilities and Stockholders' Equity

Liabilities

Deposits	$124,671	$119,208
Borrowed funds	8,600	9,500
Advances from borrowers for taxes and insurance	424	429
Other liabilities	1,024	1,163
Total liabilities	134,719	130,300

Stockholders' equity

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized;
none issued	—	—
Common stock; $0.10 par value; 20,000,000 shares authorized;
1,718,473 issued	172	172
Additional paid-in-capital	10,433	10,429
Unallocated employee stock ownership plan shares	(524)	(543)
Unallocated restricted stock plan shares	(113)	(132)
Stock purchased for deferred compensation plan	(151)	(151)
Retained earnings - substantially restricted	6,922	6,990
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of tax	193	(15)
Defined benefit plan, net of tax	(42)	(42)
Total stockholders' equity	16,890	16,708

Total liabilities and stockholders' equity	$151,609	$147,008

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended December 31,
	2007	2006

Interest income:
Loans receivable	$1,771	$1,628
Securities	424	282
Other interest-earning assets	27	23
Total interest income	2,222	1,933

Interest expense:
Deposits	980	709
Borrowed funds	73	82
Total interest expense	1,053	791

Net interest income before provision for loan losses	1,169	1,142
Provision for loan losses	22	22
Net interest income after provision for loan losses	1,147	1,120

Non-interest income:
Loan fees	17	24
Account servicing and other	118	113
Gain on sale of loans	1	—
Total non-interest income	136	137

Non-interest expense:
Compensation and benefits	612	614
Occupancy and equipment	163	156
Service bureau and data processing	119	111
Federal insurance premiums	22	3
Other expense	205	208
Total non-interest expense	1,121	1,092

Income before income taxes	162	165
Income taxes	65	75
Net income	97	90

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of tax	208	42
Comprehensive income	$305	$132

Earnings per common share:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05

Weighted average number of shares outstanding:
Basic	1,656	1,640
Diluted	1,661	1,653

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Common		Accumulated
		Additional			Stock for		Other
	Common	Paid-in	Unallocated	Unallocated	Deferred	Retained	Comprehensive
	Stock	Capital	ESOP Shares	RSP Shares	Compensation	Earnings	Income (Loss)	Total

Balance at September 30, 2007	$172	$10,429	$(543)	$(132)	$(151)	$6,990	$(57)	$16,708

Net income for the three months
ended December 31, 2007	—	—	—	—	—	97	—	97

Dividends paid on common stock	—	—	—	—	—	(165)	—	(165)

Amortization of ESOP shares	—	6	19	—	—	—	—	25

Change in unrealized loss on
securities available for sale,
net of income taxes	—	—	—	—	—	—	208	208

Allocation of RSP shares	—	(2)	—	19	—	—	—	17

Balance at December 31, 2007	$172	$10,433	$(524)	$(113)	$(151)	$6,922	$151	$16,890

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Three Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$97	$90
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation	80	81
Amortization of premiums and discounts, net	(5)	(1)
Amortization of deferred loan fees and costs, net	(3)	(15)
Provision for loan losses	22	22
Originations of loans held for sale, net of repayments	(332)	(45)
Gain on sale of loans	(1)	—
Proceeds from sale of loans held for sale	333	45
Decrease in other assets	12	75
Decrease in accrued interest receivable	39	10
Decrease in other liabilities	(85)	(50)
Amortization/allocation of ESOP and RSP	42	40
Net cash provided by operating activities	199	252

Cash flows from investing activities:
Purchase of securities available for sale	(2,235)	(3,001)
Purchase of securities available for sale	1,045	2,396
Proceeds from payments and maturities of securities held to maturity	15	80
Loan originations, net of principal repayments	(4,309)	1,632
Redemption of Federal Home Loan Bank stock	41	103
Purchase of premises and equipment	(19)	(52)
Net cash (used in) provided by investing activities	(5,462)	1,158

Cash flows from financing activities:
Net increase in deposits	5,463	4,102
Net increase (decrease) in short-term borrowed funds	100	(1,300)
Repayment of long-term borrowed funds	(1,000)	(1,000)
Decrease in advance payments by borrowers for taxes
and insurance	(5)	(11)
Dividends paid	(165)	(164)
Net cash provided by financing activities	4,393	1,627

Net (decrease) increase in cash and cash equivalents	(870)	3,037
Cash and cash equivalents at beginning of period	3,460	3,381
Cash and cash equivalents at end of period	$2,590	$6,418

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$1,051	$787
Income taxes	12	100

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

The results of operations for the three months ended December 31, 2007, are not necessarily indicative of the results to be expected for the year ending September 30, 2008, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2007 included in the Company’s Annual Report on Form 10-KSB.

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

The following is a summary of the Company’s earnings per share calculations:

	Three Months Ended December 31,
	2007	2006

Net income	$97,094	$89,947

Weighted average common shares outstanding for computation of basic EPS	1,655,563	1,640,199

Common-equivalent shares due to the dilutive effect of stock options and RSP awards	5,883	12,445

Weighted average common shares for computation of diluted EPS	1,661,446	1,652,644

Earnings per common share:
Basic	$.06	$.05
Diluted	.06	.05

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

The following table summarizes activity under the Plans for the three months ended December 31, 2007:

	Number Of Shares	Weighted Average Exercise Price

Outstanding September 30, 2007	117,656	$10.977

Forfeited	(2,000)	12.725

Outstanding December 31, 2007	115,656	$10.947

The following table summarizes all options outstanding as of December 31, 2007, all of which are exercisable:

Weighted Average Number of Shares	Exercise Price	Weighted Average Remaining Contractual Life

6,214	$3.595	1.2	years
54,642	10.000	8.1	years
54,800	12.725	8.7	years

115,656	$10.947	8.0	years

On October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), (“SFAS 123(R)”), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under SFAS 123(R), compensation cost is recognized prospectively for new and modified awards over the related vesting period of such awards. Results for prior periods have not been restated. Prior to October 1, 2006, the Company accounted for these Plans under the recognition and measurement principles of APB 25 and related interpretations using the intrinsic value method. In accordance with APB 25, no compensation cost related to these Plans was reflected in net income prior to fiscal 2007, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the grant date. There was no activity during the three months ended December 31, 2007 or 2006 that affected net income or earnings per share during those periods or would require pro forma disclosures.

Restricted Stock Plan

On January 25, 1999, the stockholders of the Company approved a restricted stock plan (the "1999 Plan"), while on January 30, 2006, the stockholders ratified a 2006 Restricted Stock Plan (the “2006 Plan”), collectively, the “Plans”. The Plans provide for the award of shares of restricted stock to directors, officers and employees. The 1999 Plan and the 2006 Plan provide for the purchase of 31,066 and 36,430 shares of common stock, respectively, in the open market to fund such awards. All of the Common Stock to be purchased by the Plan will be purchased at the fair market value on the date of purchase. Awards under the Plan are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company’s Board of Directors and as a means of providing a further retention incentive. Under the 1999 Plan, 18,017 shares were awarded in fiscal 1999. An additional 2,101, 2,626, 2,240 and 3,634 shares were awarded in fiscal 2005, fiscal 2006, fiscal 2007 and the three months ended December 31, 2007, respectively, with a grant-date fair value of $9.75, $9.70, $12.50 and $11.00 per share, respectively. The awards vest 20% on the date of grant and 20% each of the next four years. On January 30, 2006, 13,110 shares were awarded pursuant to the 2006 Plan. The awards vest 1/3 on the date of grant and 1/3 each of the next two years. Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant. Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date. Plan expense was approximately $22,000 and $18,300 for the three months ended December 31, 2007 and 2006, respectively.

Employee Stock Ownership Plan

Effective upon the consummation of the Bank’s initial stock offering, an Employee Stock Ownership Plan ("ESOP") was established for all eligible employees who had completed a twelve-month period of employment with the Bank and at least 1,000 hours of service, and had attained the age of 21. The ESOP used $156,800 in proceeds from a term loan to purchase 62,149 shares of Bank common stock during the stock offering. In fiscal 2004, the ESOP purchased 72,861 shares of common stock in the second-step conversion with the proceeds of a $776,000 loan from the Company, which has a 10-year term and an interest rate of 4.75%. $47,000 of the proceeds was used to pay off the prior outstanding debt.

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

The ESOP is accounted for in accordance with Statement of Position 93-6, "Accounting for Employee Stock Ownership Plans," which was issued by the American Institute of Certified Public Accountants in November 1993. Accordingly, the ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $25,600 and $29,000 for the three months ended December 31, 2007 and 2006, respectively.

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

Overview

At December 31, 2007, the Company had total assets, deposits and stockholders’ equity of $151.6 million, $124.7 million and $16.9 million, respectively. For the three months ended December 31, 2007, the Company reported net income of $97,000, or $.06 per diluted share, compared to $90,000, or $.05 per diluted share, for the same period in 2006.

Changes in Financial Condition

Total assets increased by $4.6 million to $151.6 million at December 31, 2007, from $147.0 million at September 30, 2007. This increase is primarily attributable to a $4.3 million increase in the loans receivable, net, portfolio and a $1.5 million increase in investment securities, offset by a $900,000 decrease in cash and cash equivalents. Loans receivable, net increased by 4.2%, to $107.1 million at December 31, 2007 from $102.8 million at September 30, 2007. The majority of the change in loans receivable, net was attributable to increases of $1.6 million in construction and land loans, $1.3 million in commercial real estate loans, $900,000 in one-to-four family residential loans and $500,000 in home equity loans. We continue to experience challenging times in the lending environment with the slow-down in the real estate market and an increasingly competitive pricing environment. We have not invested in sub-prime loans and will therefore not be experiencing write-downs from losses on sub-prime portfolios, as so many financial institutions are. Deposits increased by $5.5 million, or 4.6%, to $124.7 million at December 31, 2007 from $119.2 million at September 30, 2007. The increase in deposits is primarily attributable to an increase in certificate of deposit and money market accounts. Borrowed funds decreased by $900,000 during the same period, to $8.6 million at December 31, 2007 from $9.5 million at September 30, 2007. Stockholders’ equity increased $182,000 to $16.9 million at December 31, 2007 from $16.7 million at September 30, 2007. The increase was attributable to $97,000 in net income, a $208,000 increase in unrealized gain (loss) on securities available for sale and $42,000 from the amortization and allocation of ESOP / RSP shares, offset by dividends paid of $165,000.

Results of Operations

Net Interest Income. For the three-months ended December 31, 2007, the Company reported net interest income before provision for loan losses of $1,169,000, which represents an increase of $27,000 or 2.4% over the same period in 2006. The increase in net interest income was the result of an increase in interest income of $289,000, partially offset by an increase in interest expense of $262,000. The interest rate spread was 2.55% for the three months ended December 31, 2007 compared to 2.94% for the three months ended December 31, 2006, while the net interest margin was 3.25% for the 2007 period compared to 3.64% for the 2006 period. Reflecting the current rate environment, the Company’s spread and margin have compressed, as the overall cost of funds increased by more than the average yield on total interest-earning assets.

The average balance of total interest-earning assets for the three months ended December 31, 2007 increased by $18.6 million compared to the three months ended December 31, 2006, while the average yield increased slightly, to 6.18% from 6.17%. The increase in total interest income of $289,000 for the three months ended December 31, 2007 is comprised of an increase in interest income of $143,000 on loans receivable and an increase of $146,000 in interest income from securities and other interest-earning assets. Average loan receivable balances increased by $11.5 million for the three months ended December 31, 2007 compared to the same 2006 period, while the average yield decreased to 6.63% from 6.83%. For the three months ended December 31, 2007, the average balance of securities and other interest-earning assets increased by $7.1 million compared to the same 2006 period, while the average yield increased to 4.88% from 4.08%.

The average balance of interest-bearing liabilities increased by $18.1 million for the three months ended December 31, 2007 compared to same 2006 period, while the average cost increased to 3.63% from 3.23%. The increase in total interest expense of $262,000 for the three months ended December 31, 2007 is comprised of a $271,000 increase in interest expense on deposits, offset by a $9,000 decrease in interest expense on borrowings. Average interest-bearing deposit balances increased by $19.1 million with an increase in the average cost to 3.58% for the three months ended December 31, 2007, compared to 3.14% for the same 2006 period, while average borrowings decreased by $1.0 million, with an increase in the average cost to 4.38% from 4.32%.

Provision for Loan Losses. The provision for loan losses was $22,000 for the three-month periods ended December 31, 2007 and December 31, 2006. At December 31, 2007, the allowance for loan losses was $772,000 (.72% of the loan portfolio) compared to $725,000 (.78% of the loan portfolio) at December 31, 2006. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

Non-interest Income. Non-interest income decreased $1,000, to $136,000 for the three months ended December 31, 2007, compared to $137,000 for the same 2006 period. Loan fees and late charges decreased by $7,000, or 29.2%, while account servicing and other fees increased by $5,000, or 4.4%, compared to the same 2006 period. The decrease in loan fees is primarily attributable to the receipt in 2006 of prepayment fees on two loans that paid off, while the increase in account servicing and other fees is due primarily to higher fees from ATM and debit card transactions.

Non-interest Expense. Non-interest expense increased $29,000, or 2.7%, to $1,121,000 for the three-month period ended December 31, 2007 compared to $1,092,000 for the same period in 2006. The most significant change is an increase in Federal insurance premiums, which increased by $19,000, to $22,000 for the three months ended December 31, 2007, from $3,000 for the same 2006 period. The Federal Deposit Insurance Corporation adopted a new risk-based premium system that provides for quarterly assessments on insured institutions. We project increased expenses the rest of the year related to compliance with the Sarbanes-Oxley Act.

Income Tax Expense. Income tax expense for the quarter ended December 31, 2007 was $65,000 compared to $75,000 for the quarter ended December 31, 2006. The Company’s effective tax rate declined to 40% for the quarter ended December 31, 2007 from 45% in the prior year due to permanent book / tax differences.

Liquidity and Regulatory Capital Compliance

On December 31, 2007, the Bank was in compliance with its regulatory capital requirements as follows:

(Dollars in thousands)	Amount	Percent

Tangible capital	$12,580	8.32%
Tangible capital requirement	2,269	1.50%
Excess over requirement	$10,311	6.82%

Core capital	$12,580	8.32%
Core capital requirement	6,052	4.00%
Excess over requirement	$6,528	4.32%

Risk-based capital	$13,358	13.68%
Risk-based capital requirement	7,809	8.00%
Excess over requirement	$5,549	5.68%

The Company anticipates that it will have sufficient funds available to meet its current commitments. As of December 31, 2007, the Bank had outstanding commitments to fund loans of $5.1 million, commitments on unused lines of credit of $12.8 million, undisbursed construction loans of $5.8 million and $226,000 in outstanding letters of credit. Certificates of deposit scheduled to mature in one year or less as of December 31, 2007, totaled $56.7 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

	At or for the Three Months Ended December 31,
	2007 (1)	2006 (1)
Earnings per common share (2):
Basic	$0.06	$0.05
Diluted	$0.06	$0.05
Return on average assets (1)	.26%	.27%
Return on average equity (1)	2.32%	2.19%
Interest rate spread (1)	2.55%	2.94%
Net interest margin (1)	3.25%	3.64%
Non-interest expense to average assets (1)	3.00%	3.33%
Non-performing assets to total assets	.34%	.30%
Non-performing loans to total loans	.40%	.43%

	At December 31,
	2007	2006

Book value per share (3)	$9.83	$9.59

___________

(1)	The ratios for the three-month periods presented are annualized.
(2)

The average number of shares outstanding during the three months ended December 31, 2007, was 1,655,563 basic and 1,661,446 diluted. The average number of shares outstanding during the three months ended December 31, 2006, was 1,640,199 basic and 1,652,644 diluted.

(3)	There were 1,718,473 shares outstanding as of December 31, 2007 and 1,712,259 shares outstanding as of December 31, 2006.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

(a)	Not applicable
(b)	Not applicable

ITEM 6.	EXHIBITS

List of Exhibits:

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.1	Directors’ Retirement Plan***
10.2	Stock Option Plan****
10.3	Restricted Stock Plan****
10.4	Employment Agreement between Janice A. Summers and Roebling Bank***
10.5	Employment Agreement between Frank J. Travea, III and Roebling Bank***
10.6	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.7	Roebling Bank 2006 Restricted Stock Plan*****
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification

*	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-59069) filed with the Commission on September 30, 2004.
**	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.

***	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.
****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-119839) filed with the Commission on October 20, 2004.
*****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-132059) filed with the Commission on February 27, 2006.

ROEBLING FINANCIAL CORP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROEBLING FINANCIAL CORP, INC.
Date: January 29, 2008	By:	/s/ Frank J. Travea, III
Frank J. Travea, III President and Chief Executive Officer (Principal Executive Officer)
Date: January 29, 2008	By:	/s/ Janice A. Summers
Janice A. Summers Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)