Form 10QSB
period 2008-03-31
Roebling Financial Corp, Inc.
filed 2008-05-14
CIK 1293283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: May 9, 2008

Class	Outstanding
$.10 par value common stock	1,718,473 shares

Transitional Small Business Disclosure format (check one)

Yes	No	X__

ROEBLING FINANCIAL CORP, INC.

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2008

INDEX

		Page Number
PART I – FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.
Item 1	Consolidated Financial Statements and Notes Thereto	1 – 8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9– 13
Item 3.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15 – 16

SIGNATURES		17

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share data)

	March 31,	September 30,
Assets	2008	2007

Cash and due from banks	$2,101	$2,583
Interest-bearing deposits	920	877
Total cash and cash equivalents	3,021	3,460

Securities available for sale	32,433	34,657
Securities held to maturity	217	242
Loans receivable, net	111,526	102,772
Accrued interest receivable	749	766
Federal Home Loan Bank of New York stock, at cost	659	596
Real estate owned	306	—
Premises and equipment	3,480	3,612
Other assets	720	903
Total assets	$153,111	$147,008

Liabilities and Stockholders' Equity

Liabilities

Deposits	$123,576	$119,208
Borrowed funds	10,900	9,500
Advances from borrowers for taxes and insurance	435	429
Other liabilities	971	1,163
Total liabilities	135,882	130,300

Stockholders' equity

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized;
none issued	—	—
Common stock; $0.10 par value; 20,000,000 shares authorized;
1,718,473 issued	172	172
Additional paid-in-capital	10,441	10,429
Unallocated employee stock ownership plan shares	(504)	(543)
Unallocated restricted stock plan shares	(104)	(132)
Stock purchased for deferred compensation plan	(151)	(151)
Retained earnings - substantially restricted	6,998	6,990
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of tax	416	(15)
Defined benefit plan, net of tax	(39)	(42)
Total stockholders' equity	17,229	16,708

Total liabilities and stockholders' equity	$153,111	$147,008

See notes to unaudited consolidated financial statements

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2008	2007
Interest income:
Loans receivable	$1,740	$1,593
Securities	421	315
Other interest-earning assets	14	31
Total interest income	2,175	1,939

Interest expense:
Deposits	841	754
Borrowed funds	84	77
Total interest expense	925	831

Net interest income before provision for loan losses	1,250	1,108
Provision for loan losses	110	10
Net interest income after provision for loan losses	1,140	1,098

Non-interest income:
Loan fees	13	27
Account servicing and other	113	111
Total non-interest income	126	138

Non-interest expense:
Compensation and benefits	611	652
Occupancy and equipment	154	162
Service bureau and data processing	121	105
Federal insurance premiums	23	3
Other expense	250	204
Total non-interest expense	1,159	1,126

Income before income taxes	107	110
Income taxes	31	49
Net income	76	61

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	223	73
Adjustment to mimimum pension liability	3	—
Comprehensive income	$302	$134

Earnings per common share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04

Weighted average number of shares outstanding:
Basic	1,658	1,642
Diluted	1,661	1,653

See notes to unaudited consolidated financial statements

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Six Months Ended
	March 31,
	2008	2007
Interest income:
Loans receivable	$3,511	$3,221
Securities	846	597
Other interest-earning assets	41	54
Total interest income	4,398	3,872

Interest expense:
Deposits	1,822	1,463
Borrowed funds	157	159
Total interest expense	1,979	1,622

Net interest income before provision for loan losses	2,419	2,250
Provision for loan losses	133	32
Net interest income after provision for loan losses	2,286	2,218

Non-interest income:
Loan fees	30	51
Account servicing and other	230	224
Gain on sale of loans	2	—
Total non-interest income	262	275

Non-interest expense:
Compensation and benefits	1,223	1,265
Occupancy and equipment	316	318
Service bureau and data processing	240	217
Federal insurance premiums	45	6
Other expense	456	412
Total non-interest expense	2,280	2,218

Income before income taxes	268	275
Income taxes	95	124
Net income	173	151

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of tax	431	115
Adjustment to mimimum pension liability	3	—
Comprehensive income	$607	$266

Earnings per common share:
Basic	$0.10	$0.09
Diluted	$0.10	$0.09

Weighted average number of shares outstanding:
Basic	1,657	1,642
Diluted	1,661	1,653

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

					Common		Accumulated
		Additional			Stock for		Other
	Common	Paid-in	Unallocated	Unallocated	Deferred	Retained	Comprehensive
	Stock	Capital	ESOP Shares	RSP Shares	Compensation	Earnings	Income (Loss)	Total

Balance at September 30, 2007	$172	$10,429	$(543)	$(132)	$(151)	$6,990	$(57)	$16,708

Net income for the six months
ended March 31, 2008	—	—	—	—	—	173	—	173

Dividends paid on common stock	—	—	—	—	—	(165)	—	(165)

Amortization of ESOP shares	—	9	39	—	—	—	—	48

Change in unrealized gain (loss)
on securities available for sale,
net of income tax	—	—	—	—	—	—	431	431

Allocation of RSP shares	—	(2)	—	28	—	—	—	26

Tax benefit of stock benefit plans	—	5	—	—	—	—	—	5

Adjustment to minimum
pension liability	—	—	—	—	—	—	3	3

Balance at March 31, 2008	$172	$10,441	$(504)	$(104)	$(151)	$6,998	$377	$17,229

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands, except share data)

	For the Six Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$173	$151
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation	159	164
Amortization of premiums and discounts, net	(10)	—
Amortization of deferred loan fees and costs, net	(4)	(27)
Provision for loan losses	133	32
Originations of loans held for sale, net of repayments	(577)	(142)
Gain on sale of loans	(2)	—
Proceeds from sale of loans held for sale	384	142
Increase in other assets	(102)	(88)
Decrease (increase) in accrued interest receivable	7	(9)
(Decrease) increase in other liabilities	(187)	65
Amortization/allocation of ESOP and RSP	74	82
Net cash provided by operating activities	48	370

Cash flows from investing activities:
Purchase of securities available for sale	(2,235)	(5,509)
Proceeds from payments and maturities of securities available for sale	5,187	3,292
Proceeds from payments and maturities of securities held to maturity	25	99
Loan originations, net of principal repayments	(9,016)	(1,195)
(Purchase) redemption of Federal Home Loan Bank stock	(63)	37
Purchase of premises and equipment	(27)	(79)
Net cash used in investing activities	(6,129)	(3,355)

Cash flows from financing activities:
Net increase in deposits	4,401	5,683
Net increase in short-term borrowed funds	2,400	175
Repayment of long-term borrowed funds	(1,000)	(1,000)
Increase in advance payments by borrowers for taxes and insurance	6	18
Dividends paid	(165)	(164)
Purchase of common shares by RSP	—	(132)
Purchase of common shares for deferred compensation plan	—	(151)
Net cash provided by financing activities	5,642	4,429

Net (decrease) increase in cash and cash equivalents	(439)	1,444
Cash and cash equivalents at beginning of period	3,460	3,381
Cash and cash equivalents at end of period	$3,021	$4,825

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$1,976	$1,615
Income taxes	128	358

Transfer of loans to real estate owned	306	—

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

The results of operations for the three and six months ended March 31, 2008, are not necessarily indicative of the results to be expected for the year ending September 30, 2008, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2007 included in the Company’s Annual Report on Form 10-KSB.

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

The following is a summary of the Company’s earnings per share calculations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Net income	$76,364	$61,442	$173,458	$151,389

Weighted average common shares outstanding for computation of basic EPS	1,657,851	1,642,487	1,656,707	1,641,343

Common-equivalent shares due to the dilutive effect of stock options and RSP awards	3,249	10,346	4,566	11,396

Weighted average common shares for computation of diluted EPS	1,661,100	1,652,833	1,661,273	1,652,739

Earnings per common share:
Basic	$.05	$.04	$.10	$.09
Diluted	.05	.04	.10	.09

NOTE 3 – STOCK-BASED COMPENSATION

Stock Option Plan

On January 25, 1999, the stockholders of the Company approved a stock option plan (the "1999 Plan"), while on January 30, 2006, the stockholders ratified a 2006 Stock Option Plan (the “2006 Plan”), collectively, the “Plans”. The Plans authorized the issuance of up to an additional 77,670 and 91,076 shares, respectively, of common stock by the Company upon the exercise of stock options that may be awarded to officers, directors, key employees, and other persons providing services to the Company. Shares issued on the exercise of options may be authorized but unissued shares, treasury shares or shares acquired on the open market. The options granted under the Plans constitute either Incentive Stock Options or Non-Incentive Stock Options. On January 30, 2006 and September 6, 2006, options to purchase 54,642 and 58,800 shares, respectively, were granted pursuant to the Plans. The options were granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant, expire not more than 10 years after the date of grant and are immediately exercisable.

The following table summarizes activity under the Plans for the six months ended March 31, 2008:

	Number Of Shares	Weighted Average Exercise Price

Outstanding September 30, 2007	117,656	$10.977

Forfeited	(2,000)	12.725

Outstanding March 31, 2008	115,656	$10.947

The following table summarizes all options outstanding as of March 31, 2008, all of which are exercisable:

Weighted Average Number of Shares	Exercise Price	Weighted Average Remaining Contractual Life

6,214	$3.595	.9	years
54,642	10.000	7.8	years
54,800	12.725	8.4	years

115,656	$10.947	7.7	years

On October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), (“SFAS 123(R)”), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under SFAS 123(R), compensation cost is recognized prospectively for new and modified awards over the related vesting period of such awards. Results for prior periods have not been restated. Prior to October 1, 2006, the Company accounted for these Plans under the recognition and measurement principles of APB 25 and related interpretations using the intrinsic value method. In accordance with APB 25, no compensation cost related to these Plans was reflected in net income prior to fiscal 2007, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the grant date. There was no activity during the three or six months ended March 31, 2008 or 2007 that affected net income or earnings per share because all awards were vested by September 30, 2006.

Restricted Stock Plan

On January 25, 1999, the stockholders of the Company approved a restricted stock plan (the "1999 Plan"), while on January 30, 2006, the stockholders ratified a 2006 Restricted Stock Plan (the “2006 Plan”), collectively, the “Plans”. The Plans provide for the award of shares of restricted stock to directors, officers and employees. The 1999 Plan and the 2006 Plan provided for the purchase of 31,066 and 36,430 shares of common stock, respectively, in the open market to fund such awards. All of the Common Stock to be purchased by the Plan will be purchased at the fair market value on the date of purchase. Awards under the Plan are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company’s Board of Directors and as a means of providing a further retention incentive. Under the 1999 Plan, 18,017 shares were awarded in fiscal 1999. An additional 2,101, 2,626, 2,240 and 3,634 shares were awarded in fiscal 2005, fiscal 2006, fiscal 2007 and the three months ended December 31, 2007, respectively, with a grant-date fair value of $9.75, $9.70, $12.50 and $11.00 per share, respectively. The awards vest 20% on the date of grant and 20% each of the next four years. On January 30, 2006, 13,110 shares were awarded pursuant to the 2006 Plan. The awards vested 1/3 on the date of grant and 1/3 each of the next two years. Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant. Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date. Plan expense was approximately $9,000 and $31,000, respectively, for the three and six-month periods ended March 31, 2008, compared to $14,000 and $32,000 for the same 2007 periods.

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

The ESOP is accounted for in accordance with Statement of Position 93-6, "Accounting for Employee Stock Ownership Plans," which was issued by the American Institute of Certified Public Accountants in November 1993. Accordingly, the ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $23,000 and $48,000, respectively, for the three and six-month periods ended March 31, 2008, compared to $28,000 and $58,000 for the same 2007 periods.

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

Overview

At March 31, 2008, the Company had total assets, deposits and stockholders’ equity of $153.1 million, $123.6 million and $17.2 million, respectively. For the three months ended March 31, 2008, the Company reported net income of $76,000, or $.05 per diluted share, compared to $61,000, or $.04 per diluted share, for the same period in 2007. For the six months ended March 31, 2008, the Company reported net income of $173,000, or $.10 per diluted share, compared to $151,000, or $.09 per diluted share, for the same period in 2007. The improvement in net income for the three and six month periods reflects higher net interest income and lower tax expense, which offset a higher provision for loan loss and non-interest expense and lower non-interest income.

Changes in Financial Condition

Total assets increased by $6.1 million to $153.1 million at March 31, 2008, from $147.0 million at September 30, 2007. This increase is primarily attributable to an $8.7 million increase in the loans receivable, net, portfolio, partially offset by a $2.2 million decrease in securities. Loans receivable, net increased by 8.5%, to $111.5 million at March 31, 2008 from $102.8 million at September 30, 2007. The majority of the change in loans receivable, net was attributable to increases of $3.4 million in commercial real estate loans, $2.9 million in one-to-four family residential loans and $2.0 million in construction and land loans. We continue to experience challenging times in the lending environment with the slow-down in the real estate market and an increasingly competitive pricing environment. We have not invested in sub-prime loans and will therefore not be experiencing write-downs from losses on sub-prime portfolios, as so many financial institutions are. Deposits increased by $4.4 million, or 3.7%, to $123.6 million at March 31, 2008 from $119.2 million at September 30, 2007. The increase in deposits is primarily attributable to an increase in non-interest-bearing and money market accounts, offset by slight decreases in certificate of deposit, savings and interest checking accounts. Borrowed funds also increased, by $1.4 million during the same period, to $10.9 million at March 31, 2008 from $9.5 million at September 30, 2007. Stockholders’ equity increased $521,000 to $17.2 million at March 31, 2008 from $16.7 million at September 30, 2007. The increase was primarily attributable to $173,000 in net income, a $431,000 increase in unrealized gain (loss) on securities available for sale and $74,000 from the amortization and allocation of ESOP / RSP shares, offset by dividends paid of $165,000.

Results of Operations

Net Interest Income. For the three-months ended March 31, 2008, the Company reported net interest income before provision for loan losses of $1,250,000, which represents an increase of $142,000 or 12.8% over the same period in 2007. The increase in net interest income was the result of an increase in interest income of $236,000, offset by an increase in interest expense of $94,000. The interest rate spread was 2.80% for the three months ended March 31, 2008 compared to 2.77% for the three months ended March 31, 2007, while the net interest margin was 3.45% for the 2008 period compared to 3.48% for the 2007 period. For the six-month period ended March 31, 2008, the Company reported net interest income before provision for loan losses of $2,419,000, compared to $2,250,000 for the six months ended March 31, 2007, an increase of $169,000, or 7.5%. The interest rate spread was 2.67% for the six months ended March 31, 2008 compared to 2.86% for the six months ended March 31, 2007, while the net interest margin was 3.35% for the 2008 period compared to 3.56% for the 2007 period. During the current quarter, as compared to the quarter ended December 31, 2007, we have seen a gradual improvement in our spread and margin as the overall cost of funds has decreased by more than the average yield on total interest-earning assets. Deposit rate changes typically lag overall market rate changes, and this improvement in spread and margin is largely the result of the downward repricing of our money market and certificate of deposit accounts, reflecting market rate changes that have taken place since September of 2007.

The average balance of total interest-earning assets for the three months ended March 31, 2008 increased by $17.0 million compared to the three months ended March 31, 2007, while the average yield decreased by 10 basis points to 6.04% from 6.14%. The increase in total interest income of $236,000 for the three months ended March 31, 2008 is comprised of an increase in interest income of $147,000 on loans receivable and an increase of $89,000 in interest income on securities and other interest-earning assets. Average loan receivable balances increased by $13.7 million for the three months ended March 31, 2008 compared to the same 2007 period, while the average yield decreased to 6.41% from 6.77%. For the three months ended March 31, 2008, the average balance of securities and other interest-earning assets increased by $3.3 million compared to the same 2007 period, while the average yield increased to 4.91% from 4.30%.

The average balance of total interest-earning assets for the six months ended March 31, 2008 increased by $17.9 million compared to the six months ended March 31, 2007, while the average yield decreased by 5 basis points to 6.11% from 6.16%. The increase in total interest income of $526,000 for the six months ended March 31, 2008 is comprised of an increase in interest income of $290,000 on loans receivable and an increase of $236,000 in interest income on securities and other interest-earning assets. Average loan receivable balances increased by $12.6 million for the six months ended March 31, 2008 compared to the same 2007 period, while the average yield decreased to 6.52% from 6.80%. For the six months ended March 31, 2008, the average balance of securities and other interest-earning assets increased by $5.2 million compared to the same 2007 period, while the average yield increased to 4.89% from 4.20%.

The average balance of interest-bearing liabilities increased by $14.8 million for the three months ended March 31, 2008 compared to the same 2007 period, while the average cost decreased 13 basis points to 3.24% from 3.37%. The increase in total interest expense of $94,000 for the three months ended March 31, 2008 is comprised of an $87,000 increase in interest expense on deposits and a $7,000 increase in interest expense on borrowings. Average interest-bearing deposit balances increased by $14.0 million with a decrease in the average cost to 3.17% for the three months ended March 31, 2008, compared to 3.30% for the same 2007 period, while average borrowings increased by $800,000, with a decrease in the average cost to 4.23% from 4.31%.

For the six months ended March 31, 2008, the average balance of interest-bearing liabilities increased by $16.5 million compared to the same 2007 period, while the average cost increased by 14 basis points to 3.44% from 3.30%. The increase in total interest expense of $357,000 for the six months ended March 31, 2008 is comprised of a $359,000 increase in interest expense on deposits, offset by a $2,000 decrease in interest expense on borrowings. Average interest-bearing deposit balances increased by $16.6 million with an increase in the average cost to 3.38% for the six months ended March 31, 2008, compared to 3.22% for the same 2007 period, while average borrowings decreased by $100,000, with a slight decrease in the average cost to 4.31% from 4.32%.

Provision for Loan Losses. The provision for loan losses was $110,000 and $133,000, respectively, for the three and six month periods ended March 31, 2008, compared to $10,000 and $32,000 for the same periods in 2007.

The allowance for loan losses was $811,000 at March 31, 2008 compared to $750,000 at September 30, 2007, representing .72% of the loan portfolio at both dates. The increase in the provision in both time periods is related to growth in the loan portfolio, as well as the recording of a chargeoff of $71,000 during the quarter ended March 31, 2008 on a property that was acquired by deed in lieu of foreclosure. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

Non-interest Income. Non-interest income decreased $12,000, or 8.7%, to $126,000 for the three months ended March 31, 2008 and decreased $13,000, or 4.7%, to $262,000 for the six months ended March 31, 2008 compared to the same 2007 periods. Loan fees and late charges decreased by $14,000 and $21,000 for the three and six months ended March 31, 2008, respectively, compared to the same 2007 periods, while account servicing and other fees increased by $2,000 and $6,000 for the three and six months ended March 31, 2008, respectively, compared to the same 2007 periods. The decrease in loan fees is primarily attributable to the receipt in fiscal 2007 of prepayment fees on loans that paid off and a non-refundable commitment fee received for a loan application that did not close.

Non-interest Expense. Non-interest expense increased $33,000, or 2.9%, to $1,159,000 for the three-month period ended March 31, 2008 and increased $62,000, or 2.8%, to $2,280,000 for the six months ended March 31, 2008, compared to the same periods in 2007. Service bureau and data processing expense increased by $16,000 and $23,000 for the three and six months ended March 31, 2008 compared to the same 2007 periods, primarily related to the growth of the bank and information technology requirements. Federal insurance premiums increased by $20,000 and $39,000 for the three and six months ended March 31, 2008 compared to the same 2007 periods as the Federal Deposit Insurance Corporation adopted a new risk-based premium system that provides for quarterly assessments on insured institutions. The costs of compliance with the Sarbanes-Oxley Act are the largest component of the increase in other expense of $46,000 and $44,000 for the three and six months ended March 31, 2008 compared to the same 2007 periods. Partially offsetting these increases is a decline in compensation and benefits expense and occupancy and equipment expense totaling $49,000 and $44,000 for the three and six months ended March 31, 2008 compared to the prior year, largely attributable to two vacant positions that have not yet been filled.

Income Tax Expense. Income tax expense decreased $18,000 to $31,000 for the three months ended March 31, 2008 resulting in a decline in the effective tax rate to 29% from 45%. For the six months ended March 31, 2008, income tax expense decreased $29,000 to $95,000 compared to the same 2007 period, resulting in a decline in the effective rate to 35% from 45%. The decrease in tax expense is due to permanent book / tax differences.

Liquidity and Regulatory Capital Compliance

On March 31, 2008, the Bank was in compliance with its regulatory capital requirements as follows:

(Dollars in thousands)	Amount	Percent

Tangible capital	$12,729	8.35%
Tangible capital requirement	2,286	1.50%
Excess over requirement	$10,443	6.85%

Core capital	$12,729	8.35%
Core capital requirement	6,097	4.00%
Excess over requirement	$6,632	4.35%

Risk-based capital	$13,543	13.33%
Risk-based capital requirement	8,127	8.00%
Excess over requirement	$5,416	5.33%

The Company anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 2008, the Bank had outstanding commitments to fund loans of $5.7 million, commitments on unused lines of credit of $14.0 million, undisbursed construction loans of $4.6 million, $226,000 in outstanding letters of credit and $201,000 in commitments outstanding to sell loans. Certificates of deposit scheduled to mature in one year or less as of March 31, 2008, totaled $54.8 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

	At or for the Three Months Ended March 31,
	2008 (1)	2007 (1)
Earnings per common share (2):
Basic	$0.05	$0.04
Diluted	$0.05	$0.04
Return on average assets (1)	.20%	.18%
Return on average equity (1)	1.80%	1.50%
Interest rate spread (1)	2.80%	2.77%
Net interest margin (1)	3.45%	3.48%
Non-interest expense to average assets (1)	3.06%	3.36%
Non-performing assets to total assets	1.09%	.30%
Non-performing loans to total loans	1.13%	.42%

	At March 31,
	2008	2007

Book value per share (3)	$10.03	$9.53

(1)	The ratios for the three-month periods presented are annualized.
(2)

The average number of shares outstanding during the three months ended March 31, 2008, was 1,657,851 basic and 1,661,100 diluted. The average number of shares outstanding during the three months ended March 31, 2007, was 1,642,487 basic and 1,652,833 diluted.

(3)	There were 1,718,473 shares outstanding as of March 31, 2008 and 1,712,259 shares outstanding as of March 31, 2007.

	For the Six Months Ended March 31,
	2008 (1)	2007 (1)
Earnings per common share (2):
Basic	$0.10	$0.09
Diluted	$0.10	$0.09
Return on average assets (1)	.23%	.23%
Return on average equity (1)	2.05%	1.85%
Interest rate spread (1)	2.67%	2.86%
Net interest margin (1)	3.35%	3.56%
Non-interest expense to average assets (1)	3.03%	3.34%

(1)	The ratios for the six-month periods presented are annualized.
(2)

The average number of shares outstanding during the six months ended March 31, 2008, was 1,656,707 basic and 1,661,273 diluted. The average number of shares outstanding during the six months ended March 31, 2007, was 1,641,343 basic and 1,652,739 diluted.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on January 28, 2008 and the following matters were voted upon:

Proposal I – Election of Directors for terms to expire in 2011

	For	Withheld
Joan K. Geary	1,275,748	94,835
Robert R. Semptimphelter, Sr.	1,287,982	82,601

Proposal II – Ratification of Appointment of Accountants for the fiscal year ended September 30, 2008

For	Against	Abstain
1,335,243	2,900	32,440

There were no broker non-votes on proposals I or II.

ITEM 5.	OTHER INFORMATION

(a)	Not applicable
(b)	Not applicable

ITEM 6.           EXHIBITS

List of Exhibits:

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.1	Directors’ Consultation and Retirement Plan
10.2	Stock Option Plan****
10.3	Restricted Stock Plan****
10.4	Employment Agreement between Janice A. Summers and Roebling Bank***
10.5	Employment Agreement between Frank J. Travea, III and Roebling Bank***
10.6	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.7	Roebling Bank 2006 Restricted Stock Plan*****
10.8	Directors Change in Control Severance Plan
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification

*	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-59069) filed with the Commission on September 30, 2004.
**	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.
***	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.
****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-119839) filed with the Commission on October 20, 2004.
*****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-132059) filed with the Commission on February 27, 2006.

ROEBLING FINANCIAL CORP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROEBLING FINANCIAL CORP, INC.
Date: May 14, 2008	By:	/s/ Frank J. Travea, III
Frank J. Travea, III President and Chief Executive Officer (Principal Executive Officer)
Date: May 14, 2008	By:	/s/ Janice A. Summers
Janice A. Summers Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)