Form 10QSB
period 2008-06-30
Roebling Financial Corp, Inc.
filed 2008-07-25
CIK 1293283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  July 24, 2008

Class	Outstanding
$.10 par value common stock	1,718,473 shares

Transitional Small Business Disclosure format (check one)

Yes ☐     No ☒

ROEBLING FINANCIAL CORP, INC.

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2008

INDEX

		Page Number

PART I – FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.
Item 1	Consolidated Financial Statements and Notes Thereto	1 - 8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 12
Item 3.	Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	14 - 15

SIGNATURES		16

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share data)

	June 30,	September 30,
	2008	2007

Assets

Cash and due from banks	$1,960	$2,583
Interest-bearing deposits	1,233	877
Total cash and cash equivalents	3,193	3,460
Securities available for sale	32,098	34,657
Securities held to maturity	193	242
Loans receivable, net	109,210	102,772
Accrued interest receivable	640	766
Federal Home Loan Bank of New York stock, at cost	558	596
Real estate owned	306	—
Premises and equipment	3,419	3,612
Other assets	781	903
Total assets	$150,398	$147,008

Liabilities and Stockholders' Equity

Liabilities

Deposits	$124,109	$119,208
Borrowed funds	7,500	9,500
Advances from borrowers for taxes and insurance	449	429
Other liabilities	1,142	1,163
Total liabilities	133,200	130,300

Stockholders' equity

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized; none issued	—	—
Common stock; $0.10 par value; 20,000,000 shares authorized; 1,718,473 issued	172	172
Additional paid-in-capital	10,442	10,429
Unallocated employee stock ownership plan shares	(485)	(543)
Unallocated restricted stock plan shares	(99)	(132)
Stock purchased for deferred compensation plan	(151)	(151)
Retained earnings - substantially restricted	7,151	6,990
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of tax	205	(15)
Defined benefit plan, net of tax	(37)	(42)
Total stockholders' equity	17,198	16,708

Total liabilities and stockholders' equity	$150,398	$147,008

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	June 30, 2008
	2008	2007

Interest income:
Loans receivable	$1,726	$1,635
Securities	385	339
Other interest-earning assets	18	26
Total interest income	2,129	2,000

Interest expense:
Deposits	681	807
Borrowed funds	74	79
Total interest expense	755	886

Net interest income before provision for loan losses	1,374	1,114
Provision for loan losses	80	10
Net interest income after provision for loan losses	1,294	1,104

Non-interest income:
Loan fees and late charges	17	24
Account servicing and other	103	118
Total non-interest income	120	142

Non-interest expense:
Compensation and benefits	608	616
Occupancy and equipment	155	165
Service bureau and data processing	129	109
Federal deposit insurance assessments	25	3
Other expense	254	199
Total non-interest expense	1,171	1,092

Income before income taxes	243	154
Income taxes	90	66
Net income	153	88

Other comprehensive income, net of tax:
Unrealized loss on securities available for sale, net of tax	(211)	(95)
Adjustment to minimum pension liability	2	—
Comprehensive income (loss)	$(56)	$(7)

Earnings per common share:
Basic	$0.09	$0.05
Diluted	$0.09	$0.05

Weighted average number of shares outstanding:
Basic	1,660	1,645
Diluted	1,662	1,655

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Nine Months Ended
	June 30,
	2008	2007

Interest income:
Loans receivable	$5,237	$4,856
Securities	1,231	936
Other interest-earning assets	59	80
Total interest income	6,527	5,872

Interest expense:
Deposits	2,502	2,270
Borrowed funds	231	238
Total interest expense	2,733	2,508

Net interest income before provision for loan losses	3,794	3,364
Provision for loan losses	213	42
Net interest income after provision for loan losses	3,581	3,322

Non-interest income:
Loan fees	47	75
Account servicing and other	334	343
Gain on sale of loans	2	—
Total non-interest income	383	418

Non-interest expense:
Compensation and benefits	1,832	1,882
Occupancy and equipment	471	484
Service bureau and data processing	369	325
Federal deposit insurance assessments	70	9
Other expense	710	611
Total non-interest expense	3,452	3,311

Income before income taxes	512	429
Income taxes	186	190
Net income	326	239

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of tax	220	19
Adjustment to minimum pension liability	5	—
Comprehensive income	$551	$258

Earnings per common share:
Basic	$0.20	$0.15
Diluted	$0.20	$0.14

Weighted average number of shares outstanding:
Basic	1,658	1,642
Diluted	1,662	1,653

See notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

					Common		Accumulated
		Additional			Stock for		Other
	Common	Paid-in	Unallocated	Unallocated	Deferred	Retained	Comprehensive
	Stock	Capital	ESOP Shares	RSP Shares	Compensation	Earnings	Income (Loss)	Total

Balance at September 30, 2007	$172	$10,429	$(543)	$(132)	$(151)	$6,990	$(57)	$16,708

Net income for the nine months ended June 30, 2008	—	—	—	—	—	326	—	326

Dividends paid on common stock	—	—	—	—	—	(165)	—	(165)

Amortization of ESOP shares	—	11	58	—	—	—	—	69

Change in unrealized gain (loss) on securities available for sale, net of income tax	—	—	—	—	—	—	220	220

Allocation of RSP shares	—	(2)	—	33	—	—	—	31

Tax benefit of stock benefit plans	—	4	—	—	—	—	—	4

Adjustment to minimum pension liability	—	—	—	—	—	—	5	5

Balance at June 30, 2008	$172	$10,442	$(485)	$(99)	$(151)	$7,151	$168	$17,198

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Nine Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income	$326	$239
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	239	247
Amortization of premiums and discounts, net	(17)	—
Amortization of deferred loan fees and costs, net	(5)	(39)
Provision for loan losses	213	42
Originations of loans held for sale, net of repayments	(1,240)	(142)
Gain on sale of loans	(2)	—
Proceeds from sale of loans held for sale	1,242	142
Increase in other assets	(83)	(109)
Decrease (increase) in accrued interest receivable	116	(53)
Increase in other liabilities	45	461
Amortization/allocation of ESOP and RSP	100	124
Net cash provided by operating activities	934	912

Cash flows from investing activities:
Purchase of securities available for sale	(6,381)	(12,038)
Proceeds from sales of securities held for sale	—	367
Proceeds from payments and maturities of securities available for sale	9,324	6,613
Proceeds from payments and maturities of securities held to maturity	49	113
Loan originations, net of principal repayments	(6,974)	(5,688)
Redemption of Federal Home Loan Bank stock, net	38	74
Purchase of premises and equipment	(46)	(101)
Net cash used in investing activities	(3,990)	(10,660)

Cash flows from financing activities:
Net increase in deposits	4,934	12,261
Net decrease in short-term borrowed funds	(1,000)	(900)
Repayment of long-term borrowed funds	(1,000)	(1,000)
Increase in advance payments by borrowers for taxes and insurance	20	32
Dividends paid	(165)	(164)
Purchase of common shares by RSP	—	(132)
Purchase of common shares for deferred compensation plan	—	(151)
Net cash provided by financing activities	2,789	9,946

Net (decrease) increase in cash and cash equivalents	(267)	198
Cash and cash equivalents at beginning of period	3,460	3,381
Cash and cash equivalents at end of period	$3,193	$3,579

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$2,736	$2,506
Income taxes	187	408

Transfer of loans to real estate owned	306	—

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

The results of operations for the three and nine months ended June 30, 2008, are not necessarily indicative of the results to be expected for the year ending September 30, 2008, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2007 included in the Company’s Annual Report on Form 10-KSB.

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

The following is a summary of the Company’s earnings per share calculations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Net income	$152,973	$87,737	$326.430	$239,126

Weighted average common shares outstanding for computation of basic EPS	1,660,139	1,644,774	1,657,851	1,642,487

Common-equivalent shares due to the dilutive effect of stock options and RSP awards	2,237	9,999	3,790	10,930

Weighted average common shares for computation of diluted EPS	1,662,376	1,654,773	1,661,641	1, 53,417

Earnings per common share:
Basic	$.09	$.05	$.20	$.15
Diluted	.09	.05	.20	.14

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

The following table summarizes activity under the Plans for the nine months ended June 30, 2008:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding September 30, 2007	117,656	$10.977

Forfeited	(5,200)	12.725

Outstanding June 30, 2008	112,456	$10.896

The following table summarizes all options outstanding as of June 30, 2008, all of which are exercisable:

Weighted
Average		Weighted Average
Number	Exercise	Remaining
of Shares	Price	Contractual Life

6,214	$3.595	.7 years
54,642	10.000	7.6 years
51,600	12.725	8.2 years

112,456	$10.896	7.5 years

On October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), (“SFAS 123(R)”), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under SFAS 123(R), compensation cost is recognized prospectively for new and modified awards over the related vesting period of such awards. Results for prior periods have not been restated. Prior to October 1, 2006, the Company accounted for these Plans under the recognition and measurement principles of APB 25 and related interpretations using the intrinsic value method. In accordance with APB 25, no compensation cost related to these Plans was reflected in net income prior to fiscal 2007, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the grant date. There was no activity during the three or nine months ended June 30, 2008 or 2007 that affected net income or earnings per share because all awards were vested by September 30, 2006.

Restricted Stock Plan

On January 25, 1999, the stockholders of the Company approved a restricted stock plan (the "1999 Plan"), while on January 30, 2006, the stockholders ratified a 2006 Restricted Stock Plan (the “2006 Plan”), collectively, the “Plans”.

The Plans provide for the award of shares of restricted stock to directors, officers and employees. The 1999 Plan and the 2006 Plan provide for the purchase of 31,066 and 36,430 shares of common stock, respectively, in the open market to fund such awards. All of the Common Stock to be purchased by the Plan is purchased at the fair market value on the date of purchase. Awards under the Plan are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company’s Board of Directors and as a means of providing a further retention incentive. Under the 1999 Plan, 18,017 shares were awarded in fiscal 1999. An additional 2,101, 2,626, 2,240 and 3,634 shares were awarded in fiscal 2005, fiscal 2006, fiscal 2007 and the three months ended December 31, 2007, respectively, with a grant-date fair value of $9.75, $9.70, $12.50 and $11.00 per share, respectively. The awards vest 20% on the date of grant and 20% each of the next four years. On January 30, 2006, 13,110 shares were awarded pursuant to the 2006 Plan. The awards vest 1/3 on the date of grant and 1/3 each of the next two years. Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant. Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date. Plan expense was approximately $5,000 and $36,000, respectively, for the three and nine-month periods ended June 30, 2008, compared to $14,000 and $46,000 for the same 2007 periods.

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

The ESOP is accounted for in accordance with Statement of Position 93-6, "Accounting for Employee Stock Ownership Plans," which was issued by the American Institute of Certified Public Accountants in November 1993. Accordingly, the ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $21,000 and $69,000, respectively, for the three and nine-month periods ended June 30, 2008, compared to $28,000 and $86,000 for the same 2007 periods.

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

Overview

At June 30, 2008, the Company had total assets, deposits and stockholders’ equity of $150.4 million, $124.1 million and $17.2 million, respectively. For the three months ended June 30, 2008, the Company reported net income of $153,000, or $.09 per diluted share, compared to $88,000, or $.05 per diluted share, for the same period in 2007. For the nine months ended June 30, 2008, the Company reported net income of $326,000, or $.20 per diluted share, compared to $239,000, or $.14 per diluted share, for the same period in 2007. The improvement in net income for the three and nine month periods reflects higher net interest income, which offset a higher provision for loan losses and non-interest expense, and lower non-interest income.

Changes in Financial Condition

Total assets increased by $3.4 million to $150.4 million at June 30, 2008, from $147.0 million at September 30, 2007. This increase is primarily attributable to a $6.4 million increase in the loans receivable, net, portfolio, partially offset by a $2.6 million decrease in investment securities. The majority of the change in loans receivable, net was attributable to increases of $3.5 million and $3.7 million in the one-to-four family residential and commercial real estate portfolios, respectively, offset by a $400,000 decrease in the home equity loan portfolio. We continue to experience challenging times in the lending environment with the slow-down in the real estate market. Deposits increased by $4.9 million, or 4.1%, to $124.1 million at June 30, 2008 from $119.2 million at September 30, 2007 while borrowed funds decreased by $2.0 million during the same period, to $7.5 million at June 30, 2008 from $9.5 million at September 30, 2007. Stockholders’ equity increased by $490,000 to $17.2 million at June 30, 2008 from $16.7 million at September 30, 2007. The increase was primarily attributable to $326,000 in net income, a $220,000 increase in unrealized gain (loss) on securities available for sale and $100,000 from the amortization and allocation of ESOP / RSP shares, offset by dividends paid of $165,000.

Results of Operations

Net Interest Income.  For the three-months ended June 30, 2008, the Company reported net interest income before provision for loan losses of $1,374,000, which represents an increase of $260,000 or 23.3% over the same period in 2007. The increase in net interest income was the result of an increase in interest income of $129,000 and a decrease in interest expense of $131,000. The interest rate spread improved to 3.20% for the three months ended June 30, 2008 compared to 2.66% for the three months ended June 30, 2007, while the net interest margin improved to 3.79% for the 2008 period compared to 3.41% for the 2007 period. For the nine-month period ended June 30, 2008, the Company reported net interest income before provision for loan losses of $3,794,000, compared to $3,364,000 for the nine months ended June 30, 2007, an increase of $430,000, or 12.8%. The interest rate spread was 2.84% for the nine months ended June 30, 2008 compared to 2.79% for the nine months ended June 30, 2007, while the net interest margin was 3.49% for the 2008 period compared to 3.51% for the 2007 period. We have seen a gradual improvement in our spread and margin in the past two quarters as the overall cost of funds has decreased by more than the average yield on total interest-earning assets. Deposit rate changes typically lag overall market rate changes, and this improvement in spread and margin is largely the result of the downward repricing of our money market and certificate of deposit accounts, reflecting market rate changes that have taken place since September of 2007.

The average balance of total interest-earning assets for the three months ended June 30, 2008 increased by $14.5 million compared to the three months ended June 30, 2007, while the average yield decreased by 26 basis points to 5.89% from 6.15%. The increase in total interest income of $129,000 for the three months ended June 30, 2008 is comprised of an increase of $91,000 in interest income on loans receivable and an increase of $38,000 in interest income on securities and other interest-earning assets. Average loan receivable balances increased by $14.6 million for the three months ended June 30, 2008 compared to the same 2007 period, while the average yield decreased to 6.19% from 6.75%. For the three months ended June 30, 2008, the average balance of securities and other interest-earning assets decreased by $114,000 compared to the same 2007 period, while the average yield increased to 4.88% from 4.41%.

The average balance of total interest-earning assets for the nine months ended June 30, 2008 increased by $16.7 million compared to the nine months ended June 30, 2007, while the average yield decreased by 11 basis points to 6.04% from 6.15%. The increase in total interest income of $655,000 for the nine months ended June 30, 2008 is comprised of an increase of $381,000 in interest income on loans receivable and an increase of $274,000 in interest income on securities and other interest-earning assets. Average loan receivable balances increased by $13.3 million for the nine months ended June 30, 2008 compared to the same 2007 period, while the average yield decreased to 6.41% from 6.78%. For the nine months ended June 30, 2008, the average balance of securities and other interest-earning assets increased by $3.5 million compared to the same 2007 period, while the average yield increased to 4.89% from 4.27%.

The average balance of interest-bearing liabilities increased by $10.8 million for the three months ended June 30, 2008 compared to same 2007 period, while the average cost decreased 80 basis points to 2.69% from 3.49%. The decrease in total interest expense of $131,000 for the three months ended June 30, 2008 is comprised of a $126,000 decrease in interest expense on deposits and a $5,000 decrease in interest expense on borrowings. Average interest-bearing deposit balances increased by $10.9 million with a decrease in the average cost to 2.59% for the three months ended June 30, 2008, compared to 3.42% for the same 2007 period, while average borrowings decreased by $69,000, with a decrease in the average cost to 4.13% from 4.36%.

For the nine months ended June 30, 2008, the average balance of interest-bearing liabilities increased by $14.6 million compared to same 2007 period, while the average cost decreased by 16 basis points to 3.20% from 3.36%. The increase in total interest expense of $225,000 for the nine months ended June 30, 2008 is comprised of a $232,000 increase in interest expense on deposits, offset by a $7,000 decrease in interest expense on borrowings. Average interest-bearing deposit balances increased by $14.7 million with a decrease in the average cost to 3.12% for the nine months ended June 30, 2008, compared to 3.29% for the same 2007 period, while average borrowings decreased by $86,000, with a decrease in the average cost to 4.25% from 4.33%.

Provision for Loan Losses.  The provision for loan losses was $80,000 and $213,000, respectively, for the three and nine month periods ended June 30, 2008, compared to $10,000 and $42,000 for the same periods in 2007. At June 30, 2008, the allowance for loan losses was $891,000 (.81% of the loan portfolio) compared to $745,000 (.74% of the loan portfolio) at June 30, 2007. The increase in the provision is related to an increase in the amount of delinquent and substandard loans as well as the recording of a chargeoff of $71,000 during the quarter ended March 31, 2008 on a parcel of land that was acquired by deed in lieu of foreclosure. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

Non-interest Income.  Non-interest income decreased $22,000, or 15.5%, to $120,000 for the three months ended June 30, 2008 and decreased $35,000, or 8.4%, to $383,000 for the nine months ended June 30, 2008 compared to the same 2007 periods. Loan fees and late charges decreased by $7,000 and $28,000 for the three and nine months ended June 30, 2008, respectively, compared to the same 2007 periods, while account servicing and other fees decreased by $15,000 and $9,000 for the three and nine months ended June 30, 2008, respectively, compared to the same 2007 periods. The decrease in loan fees is primarily attributable to a decrease in late charges collected and the receipt in fiscal 2007 of prepayment fees on loans that paid off and a non-refundable commitment fee received for a loan application that did not close. The decrease in account servicing and other fees is primarily attributable to a decrease in non-sufficient / uncollected fund fees.

Non-interest Expense.  Non-interest expense increased $79,000, or 7.2%, to $1,171,000 for the three-month period ended June 30, 2008 and increased $141,000, or 4.3%, to $3,452,000 for the nine months ended June 30, 2008, compared to the same periods in 2007. Service bureau and data processing expense increased by $20,000 and $44,000 for the three and nine months ended June 30, 2008 compared to the same 2007 periods, primarily related to the growth of the Bank and information technology requirements. Federal deposit insurance assessments increased by $22,000 and $61,000 for the three and nine months ended June 30, 2008 compared to the same 2007 periods as the Federal Deposit Insurance Corporation adopted a new risk-based premium system that provides for quarterly assessments on insured institutions. The cost of compliance with the Sarbanes-Oxley Act is the largest component of the increase in other expense of $55,000 and $99,000 for the three and nine months ended June 30, 2008 compared to the same 2007 periods. Partially offsetting these increases is a decline in compensation and benefits expense of $8,000 and $50,000 for the three and nine months ended June 30, 2008 compared to the prior year, largely attributable to two vacant positions, as well as a decline in occupancy and equipment expense of $10,000 and $13,000 for the three and nine-month periods ended June 30, 2008 compared to the same 2007 periods.

Income Tax Expense.  Income tax expense increased $24,000 to $90,000 for the three months ended June 30, 2008, resulting in a decline in the effective tax rate to 37% from 43%. For the nine months ended June 30, 2008, income tax expense decreased $4,000 compared to the same 2007 period, resulting in a decline in the effective rate to 36% from 44%. The decrease in tax expense is due to permanent book / tax differences.

Liquidity and Regulatory Capital Compliance

On June 30, 2008, the Bank was in compliance with its regulatory capital requirements as follows:

(Dollars in thousands)
	Amount	Percent
Tangible capital	$12,905	8.60%
Tangible capital requirement	2,251	1.50%
Excess over requirement	$10,654	7.10%

Core capital	$12,905	8.60%
Core capital requirement	6,002	4.00%
Excess over requirement	$6,903	4.60%

Risk-based capital	$13,798	13.81%
Risk-based capital requirement	7,993	8.00%
Excess over requirement	$5,805	5.81%

The Company anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 2008, the Bank had outstanding commitments to fund loans of $7.7 million, commitments on unused lines of credit of $15.1 million, undisbursed construction loans of $4.7 million and $116,000 in outstanding letters of credit. Certificates of deposit scheduled to mature in one year or less as of June 30, 2008, totaled $52.9 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

	At or for the Three Months
	Ended June 30,
	2008 (1)	2007 (1)
Earnings per common share (2):
Basic	$0.09	$0.05
Diluted	$0.09	$0.05
Return on average assets (1)	.40%	.26%
Return on average equity (1)	3.55%	2.15%
Interest rate spread (1)	3.20%	2.66%
Net interest margin (1)	3.79%	3.41%
Non-interest expense to average assets (1)	3.09%	3.18%
Non-performing assets to total assets	.55%	.35%
Non-performing loans to total loans	.40%	.40%

	At June 30,
	2008	2007

Book value per share (3)	$10.01	$9.55

_______________

(1)	The ratios for the three-month periods presented are annualized.
(2)

The average number of shares outstanding during the three months ended June 30, 2008, was 1,660,139 basic and 1,662,376 diluted. The average number of shares outstanding during the three months ended June 30, 2007, was 1,644,774 basic and 1,654,773 diluted.

(3)	There were 1,718,473 shares outstanding as of June 30, 2008 and 1,712,259 shares outstanding as of June 30, 2007.

	For the Nine Months
	Ended June 30,
	2008 (1)	2007 (1)
Earnings per common share (2):
Basic	$0.20	$0.15
Diluted	$0.20	$0.14
Return on average assets (1)	.29%	.24%
Return on average equity (1)	2.56%	1.95%
Interest rate spread (1)	2.84%	2.79%
Net interest margin (1)	3.49%	3.51%
Non-interest expense to average assets (1)	3.06%	3.29%

_______________

(1)	The ratios for the nine-month periods presented are annualized.
(2)

The average number of shares outstanding during the nine months ended June 30, 2008, was 1,657,851 basic and 1,661,641 diluted. The average number of shares outstanding during the nine months ended June 30, 2007, was 1,642,487 basic and 1,653,417 diluted.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

(a)	Not applicable
(b)	Not applicable

ITEM 6.	EXHIBITS

List of Exhibits:

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.1	Directors Consultation and Retirement Plan****
10.2	Stock Option Plan*****
10.3	Restricted Stock Plan*****
10.4	Employment Agreement between Janice A. Summers and Roebling Bank***
10.5	Employment Agreement between Frank J. Travea, III and Roebling Bank***
10.6	Roebling Financial Corp, Inc. 2006 Stock Option Plan******
10.7	Roebling Bank 2006 Restricted Stock Plan******
10.8	Directors Change in Control Severance Plan****
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification

__________________

*	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-59069) filed with the Commission on September 30, 2004.
**	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.

***	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.
****	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.
*****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-119839) filed with the Commission on October 20, 2004.
******	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-132059) filed with the Commission on February 27, 2006.

ROEBLING FINANCIAL CORP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROEBLING FINANCIAL CORP, INC.
Date: July 25, 2008	By:	/s/ Frank J. Travea, III
Frank J. Travea, III President and Chief Executive Officer (Principal Executive Officer)
Date: July 25, 2008	By:	/s/ Janice A. Summers
Janice A. Summers Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)