Form 10-K
period 2008-09-30
Roebling Financial Corp, Inc.
filed 2008-12-29
CIK 1293283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-50969

ROEBLING FINANCIAL CORP, INC.
(Exact Name of Registrant as Specified in its Charter)

New Jersey	55-0873295
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Route 130 South and Delaware Avenue, Roebling, New Jersey	08554
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code (609) 499-9400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.10 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES ☒ NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☒ NO

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11.6 million as of the last business day of the Registrant’s most recently completed second quarter (March 31, 2008) based on the last sale ($9.05 per share) reported on the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, the registrant’s stock benefit plan trusts and all shareholders beneficially owning more than 10% of the registrant’s common stock.

As of December 19, 2008, there were 1,718,473 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2008 (Parts I & II)
2.	Portions of the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders. (Part III)

ROEBLING FINANCIAL CORP, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended September 30, 2008

PART I

Forward-Looking Statements

Roebling Financial Corp, Inc. (the “Company” or “Registrant”) may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to shareholders and in other communications by the Company, which are made in good faith by the Company pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

Roebling Bank has the only two branches located in Roebling. Two financial institutions, including a Trenton-based community bank, however, opened branches in the past few years just outside the town limits and Roebling Bank has experienced increased competition for deposits from these new entrants. Roebling Bank has one of the two branches in New Egypt and held approximately 44% of the FDIC-insured deposits there at June 30, 2008 according to data compiled by the FDIC. There have also been several new entrants into nearby locales in the New Egypt marketplace which has increased competition in this area as well. The foregoing data does not reflect deposits held by credit unions. There are a number of other financial institutions in the Westampton and Delran markets.

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

Lending Activities

The Company’s principal lending activity is the origination of loans secured by real property in Southern New Jersey. At September 30, 2008, the Bank’s loan portfolio included $47.2 million in loans secured by liens on one-to-four family properties, $27.9 million in home equity loans, $20.0 million in loans secured by commercial real estate, $12.7 million in loans secured by land or properties under construction and $3.8 million in loans secured by multi-family properties. To a lesser extent, the Bank also offers commercial and consumer loans. The majority of the Bank’s borrowers are located in Southern New Jersey and could be expected to be similarly affected by economic and other conditions in this area. The Company does not believe that there are any other concentrations of loans or borrowers in its portfolio.

Loan Portfolio Composition. The following table sets forth information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated.

	At September 30,
	2008		2007		2006
	$	%	$	%	$	%
	(Dollars in thousands)
Real estate loans:
One-to-four family	$47,723	41.60%	$43,806	40.43%	$37,200	36.84%
Multi-family	3,849	3.36	3,868	3.57	4,316	4.28
Construction and land	12,715	11.08	15,017	13.86	18,987	18.80
Commercial real estate	20,002	17.44	15,496	14.30	15,550	15.40
Total real estate loans	84,289	73.48	78,187	72.16	76,053	75.32
Consumer and other loans:
Home equity	27,867	24.29	27,629	25.50	21,995	21.78
Commercial	2,294	2.00	2,267	2.09	2,756	2.73
Other consumer	265	0.23	265	0.25	175	0.17
Total consumer and other loans	30,426	26.52	30,161	27.84	24,926	24.68
Total loans	114,715	100.00%	108,348	100.00%	100,979	100.00%

Less:
Loans in process	4,299		4,868		6,257
Net deferred loan origination fees (costs)	(14)		(42)		5
Allowance for loan losses	956		750		703
Total loans, net	$109,474		$102,772		$94,014

Loan Maturity Table. The following table sets forth the contractual maturities of the Company’s loan portfolio at September 30, 2008. The table does not reflect anticipated prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities. Demand loans, loans having no stated schedule of payments and no stated maturity and overdrafts are shown as due in one year or less. Amounts shown are net of loans in process.

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(In thousands)
Real estate loans:
One-to-four family	$2,861	$2,661	$42,201	$47,723
Multi-family	757	--	3,092	3,849
Construction and land	7,360	805	251	8,416
Commercial real estate	1,508	4,322	14,172	20,002
Consumer and other loans:
Home equity	71	3,950	23,846	27,867
Commercial	957	1,117	220	2,294
Other consumer	8	144	113	265
Total	$13,522	$12,999	$83,895	$110,416

The following table sets forth as of September 30, 2008 the dollar amount of all loans due after September 30, 2009, which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One-to-four family real estate	$19,268	$25,594	$44,862
Multi-family	--	3,092	3,092
Construction and land	--	1,056	1,056
Commercial real estate	1,926	16,568	18,494
Consumer and other loans:
Home equity	21,991	5,805	27,796
Commercial	866	471	1,337
Other consumer	230	27	257
Total	$44,281	$52,613	$96,894

One-to-Four Family Mortgage Loans. The Company offers first mortgage loans secured by one-to-four family residences in its primary lending area. Typically, such residences are single-family homes that serve as the primary residence of the owner. The Company requires private mortgage insurance on one-to-four, owner-occupied loans with a loan-to-value ratio in excess of 80%. The Company currently offers fixed-rate and adjustable-rate mortgage loans with terms up to 40 years. The Company’s adjustable-rate mortgage loans generally have rates that adjust annually or terms in which interest rates are fixed for the first three to ten years and adjust annually thereafter (e.g. “10/1 ARM”). ARM loans are qualified at the fully indexed mortgage rate as of the date of the commitment. The Company offers such loans in an effort to make its assets more interest rate sensitive. Interest rates charged on fixed-rate loans are competitively priced based on the local market. The Company also offers mortgage loans on non-owner occupied one-to-four family residences. Such loans are generally offered with variable rates or balloons which typically adjust or mature, respectively, within 10 years. Renewal of balloon mortgage loans is based on the credit history as well as the current qualification of the borrower at the time of renewal. Loan origination fees on loans are generally 0% to 3% of the loan amount depending on the market rate and customer demand.

The Company generally retains adjustable and shorter-term, fixed-rate loans in its portfolio and sells qualifying longer-term fixed-rate loans to Fannie Mae pursuant to forward commitments and retains the servicing rights. Generally, fixed-rate loans have a 10 to 40 year term to maturity. Non-conforming, fixed-rate loans are both retained in the Company’s portfolio and sold in the secondary market to private entities, servicing released. At September 30, 2008 there were no loans classified as held for sale. See “-- Loan Servicing, Purchases and Sales.”

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

Loans-to-One-Borrower Limit. Under federal law, a federal savings bank generally may not lend to one borrower in an amount greater than the higher of $500,000 or 15% of its unimpaired capital and surplus. At September 30, 2008, our loans-to-one-borrower limit was approximately $2.1 million.

At September 30, 2008, the largest amount of loans we had outstanding to any one borrower or group of borrowers was $1.9 million, which consisted of two loans, secured by multiple single-family residences. At September 30, 2008, the outstanding balance was $1.6 million. Our next largest lending relationship was $1.8 million and consisted of two loans, one secured by multiple single-family residences and one secured by accounts receivable and business assets. At September 30, 2008, the outstanding balance on this loan was $1.8 million.

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

The Company generally underwrites fixed-rate, one-to-four family mortgage loans pursuant to Fannie Mae guidelines to facilitate sale in the secondary market. Fixed-rate mortgage loans may be sold with servicing retained. Non-conforming, fixed-rate loans may be sold in the secondary market to private entities, and the servicing of such loans is not retained. Commercial purpose loans or participations may be sold, generally to stay within loan-to-one-borrower limits and generally with servicing retained. During the year ended September 30, 2008, the Company sold $1.2 million of loans. The Company had no loans held-for-sale at September 30, 2008. The Company recognized loan servicing fees of $18,200 for the year ended September 30, 2008. As of September 30, 2008, loans serviced for others totaled $7.7 million.

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

Loan Commitments. The Company issues written commitments to prospective borrowers on all approved mortgage loans, which generally expire within 30 days of the date of issuance. The Company charges a lock-in fee to lock in mortgage rates. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended up to 60 days. At September 30, 2008, the Company had $9.8 million of outstanding commitments to fund loans, $14.8 million of unused lines of credit, and $433,000 in outstanding letters of credit.

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

Non-Performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned, as of the dates indicated. The Company has no loans categorized as troubled debt restructurings within the meaning of the SFAS No. 15.

	At September 30,
	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to-four family residential real estate	$—	$30	$34
Construction and land	870	400	400
Consumer and other loans:
Home equity	52	—	—
Other consumer	—	—	—
Total non-accrual loans	$922	$430	$434
Accruing loans contractually past due 90 days or more:
Mortgage loans:
One-to-four family residential real estate	$—	$—	$—
Consumer and other loans:
Home equity	—	55	51
Other consumer	—	—	—
Total accruing loans contractually past due 90 days or more	$—	$55	$51
Total non-performing loans	$922	$485	$485
Real estate owned	$306	$—	$—
Other repossessed assets	$—	$89	$—
Total non-performing assets	$1,228	$574	$485
Total non-performing loans to total loans, net	0.83%	0.47%	0.51%
Total non-performing loans to total assets	0.60%	0.33%	0.37%
Total non-performing assets to total assets	0.79%	0.39%	0.37%

As of September 30, 2008, the Company’s largest non-performing loan consisted of $392,000 outstanding on a loan for the construction of a single-family residence. Although a large percentage of the construction has been completed, the borrower stopped performing and the Bank has commenced foreclosure proceedings. The loan is secured by a lien on the property and the personal guarantees of the principals of the borrower. This loan has been identified as an impaired loan within the meaning of SFAS No. 114, as amended by SFAS No. 118, and a specific loan loss allowance of $44,000 has been recorded. The average balance outstanding during the year ended September 30, 2008 was $391,000 and $3,000 of interest income was recorded. There were no other impaired loans at or for the year ended September 30, 2008, and no impaired loans outstanding in fiscal 2007.

During the fiscal year ended September 30, 2008, interest income of $84,000 would have been recorded on non-accrual loans if they had been current in accordance with their terms. Interest income of $26,000 was included in net income for such loans during the period. At September 30, 2008, the Company had no loans which are not disclosed in the non-performing or classified asset tables as to which known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present loan repayment terms. Approximately $50,000 of the allowance for loan losses related to non-performing loans at September 30, 2008.

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

The following table sets forth the Company’s classified assets in accordance with its classification system at the dates indicated:

	At September 30,
	2008	2007	2006
	(In thousands)

Special Mention	$1,787	$2,825	$1,947
Substandard	2,883	400	400
Doubtful	—	—	—
Loss	—	—	—
Total	$4,670	$3,225	$2,347

Approximately $1,228,000 of classified assets were reflected as non-performing loans in the table in the prior section. Substandard loans at September 30, 2008 also included a $1.7 million participation in a condominium construction loan. Although the loan is current, the project has experienced delays and pre-sales have not met expectations. Approximately $80,000 of the allowance for loan losses is allocated to the above classified assets.

Allowance for Loan Losses. A provision for loan losses is charged to operations based on management’s evaluation of the losses that may be incurred in the Company’s loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, any existing guarantees, past performance of the loan, available documentation for the loan, legal impediments to collection, financial condition of the borrower, and current economic and real estate market conditions.

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

The Company has used the same methodology in analyzing its allowance in each of the periods presented. We did, however, increase the reserve percentages that we apply in calculating the general allocation, based on an increase in nonperforming and classified loans and the deteriorating economy and real estate market. The allowance for loan losses was 0.87%, 0.72% and 0.74% of total loans outstanding at September 30, 2008, 2007 and 2006, respectively.

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

Activity in the Allowance for Loan Losses. The following table sets forth information with respect to activity in the Company’s allowance for loan losses for the periods indicated:

	Year Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Total loans outstanding(1)	$110,430	$103,521	$94,717
Average loans outstanding	$108,470	$96,229	$85,134
Allowance balances (at beginning of period)	$750	$703	$573
Charge-offs:
Construction and land	(72)	—	—
Consumer	—	—	(2)
Recoveries:
Consumer	—	—	—
Net charge-offs	(72)	—	(2)
Provisions	278	47	132
Allowance balance (at end of period)	$956	$750	$703
Allowance for loan losses as a percent of total loans outstanding	0.87%	0.72%	0.74%
Net charge-offs as a percentage of average loans outstanding	0.07%	0.00%	0.00%

(1)	Excludes allowance for loan losses.

The Company recorded a charge-off of $72,000 in the year ended September 30, 2008. The charge-off was on one $400,000 non-performing acquisition and development loan for the purchase of a lot and the construction of a condo project thereon. The construction was never begun and we obtained a deed in lieu of foreclosure in fiscal 2008. The charge-off amount was the amount required to write down the loan to the estimated fair value, less costs to sell, at the time we acquired the property.

Allocation of the Allowance for Loan Losses. The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2008		2007		2006
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One-to-four family (1)	$432	65.89%	$357	65.93%	$306	58.62%
Multi-family	47	3.36	43	3.57	47	4.28
Construction and land	142	11.08	112	13.86	140	18.80
Commercial real estate	242	17.44	170	14.30	171	15.40
Commercial	28	2.00	25	2.09	30	2.73
Consumer	18	0.23	16	0.25	9	0.17
Unallocated	47	—	27	—	—	—
Total	$956	100.00%	$750	100.00%	$703	100.00%

(1)	Includes home equity loans.

Investment Activities

The Bank is required to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the OTS during its regular examinations. The OTS, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. At September 30, 2008, the Company had no securities of a single issuer, excluding U.S. government and agency securities, that exceeded 10% of stockholder’s equity.

Current regulatory and accounting guidelines regarding investment securities (including mortgage- backed securities) require us to categorize securities as “held to maturity,” “available for sale” or “trading.” As of September 30, 2008, we had securities classified as “held to maturity” and “available-for-sale” in the amount of $181,000 and $32.9 million, respectively, and had no securities classified as “trading.” Securities classified as “available for sale” are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At September 30, 2008, our securities available for sale had an amortized cost of $32.6 million and market value of $32.9 million. The changes in market value in our available-for-sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available-for-sale do not affect our income nor does it affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At September 30, 2008, the Company’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) local municipal obligations; (iv) mortgage-backed securities; (v) banker’s acceptances; (vi) certificates of deposit; (vii) investment grade corporate bonds; and (viii) commercial paper. The Board of Directors may authorize additional investments.

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

	At September 30,
	2008	2007	2006
	(In thousands)
Investment securities held-to-maturity:
U.S. government and agency securities	$—	$—	$55
Mortgage-backed securities (1)	181	242	340
Total investment securities held-to-maturity	181	242	395
Investment securities available-for-sale:
U.S. government and agency securities	13,640	19,993	21,884
Fannie Mae stock	1	24	22
Mortgage-backed securities	19,212	14,640	5,301
Total investment securities available-for-sale	32,853	34,657	27,207
Total investment securities	$33,034	$34,899	$27,602

___________________________

(1)	Includes collateralized mortgage obligations of $0, $8,000 and $25,000 at September 30, 2008, 2007 and 2006, respectively.

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Company’s investment and mortgage-backed securities portfolio at September 30, 2008.

	At September 30, 2008 (1)
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)
Investment securities held-to-maturity
U.S. government and agency securities	$—	—%	$—	—%	$—	—%	$—	—%	$—	—%	$—
Mortgage-backed securities	1	6.49	—	—	42	4.95	138	5.59	181	5.44	182
Total investment securities held-to-maturity	1	6.49	—	—	42	4.95	138	5.59	181	5.44	182

Investment securities available-for-sale
U.S. government and agency securities	$2,738	3.55%	$8,617	4.87%	$2,285	5.13%	$—	—%	$13,640	4.65%	$13,640
Mortgage-backed securities	3	6.00	2,469	4.49	596	5.58	16,145	5.34	19,213	5.24	19,213
Total investment securities available-for-sale	2,741	3.55	11,086	4.79	2,881	5.22	16,145	5.34	32,853	5.00	32,853

Total investment securities	$2,742	3.55%	$11,086	4.79%	$2,923	5.22%	$16,283	5.34%	$33,034	5.00%	$33,035

______________

(1)	The table does not include Fannie Mae stock, which is classified as available-for-sale. See “-- Investment Portfolio.”

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

Deposits. Consumer and commercial deposits are attracted principally from within the Company’s primary market area through the offering of a selection of deposit instruments including checking accounts, savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2008, the Company had no brokered deposits.

Certificates of Deposit. The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 2008.

Maturity Period	Certificates of Deposits
(In thousands)

Within three months	$3,306
Over three months through six months	3,247
Over six months through twelve months	2,072
Over twelve months	6,591
$15,216

Borrowings. The Company may obtain advances from the Federal Home Loan Bank of New York (“FHLB”) to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Company’s stock in the FHLB and a portion of the Company’s mortgage loan and securities portfolios. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and maturity date. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2008, the Company had $5.0 million of fixed-rate advances outstanding with a weighted average rate of 4.43% and contractual maturities of five years.

The following table sets forth the maximum month-end balance and the average balance of short-term FHLB advances for the periods indicated. These borrowings were advanced against the overnight line of credit.

	At or for the Year Ended September 30,
	2008	2007	2006
	(Dollars in thousands)

Average balance outstanding	$1,412	$377	$2,010
Maximum balance at end of any month	$5,700	$4,000	$5,000
Balance outstanding at end of period	$—	$2,500	$1,300
Weighted average rate during period	2.89%	5.41%	4.82%
Weighted average rate at end of period	—%	5.24%	5.55%

Personnel

As of September 30, 2008, the Company had 35 full-time and 20 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability. If the Secretary exercises his authority under TARP, EESA directs the Secretary of Treasury to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008. The Secretary is authorized to purchase up to $250 million in troubled assets immediately and up to $350 million upon certification by the President that such authority is needed. The Secretary’s authority will be increased to $700 million if the President submits a written report to Congress detailing the Secretary’s plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Institutions selling assets under TARP will be required to issue warrants for common or preferred stock or senior debt to the Secretary. If the Secretary purchases troubled assets directly from an institution without a bidding process and acquires a meaningful equity or debt position in the institution as a result or acquires more than $300 million in troubled assets from an institution regardless of method, the institution will be required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code.

EESA increases the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

Pursuant to his authority under EESA, the Secretary of the Treasury has created the TARP Capital Purchase Plan under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. The senior preferred stock may not be redeemed for three years except with the proceeds from an offering of common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred. After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Department of Treasury.

In connection with the issuance of the senior preferred, participating institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital. The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum reduction of 45%.

Deposit Insurance. The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. Pursuant to the Emergency Economic Stabilization Act of 2008, the maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2009. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009. Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank. All eligible institutions participate in the program without cost for the first 30 days of the program. After November 12, 2008, institutions will be assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at the rate of up to 100 basis points of the amount of debt issued. Institutions must opt out of the Temporary Liquidity Guarantee Program by December 5, 2008 if they do not wish to participate.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the predecessor to the Deposit Insurance Fund.

The FDIC has set the designated reserve ratio at 1.25% of estimated insured deposits. The FDIC has also adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and have been assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are currently assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank used the remaining balance of its special assessment credit to offset a portion of its deposit insurance premium for 2008.

Due to recent bank failures, the FDIC has determined that the reserve ratio was 1.01% as of June 30, 2008. In accordance with the Reform Act, the FDIC must establish and implement a plan within 90 days to restore the reserve ratio to 1.15% within five years (subject to extension due to extraordinary circumstances). For the quarter beginning January 1, 2009, the FDIC has proposed to raise the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV would be increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC has proposed to set the base annual assessment rate for institutions in Risk Category I to between 10 and 14 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 20, 30 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as two basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to deposits. The assessment rate would be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances) to deposits exceeds 15%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 7, 10, 15 and 22.5 basis points, respectively.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.

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

Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender (“QTL”) test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its “portfolio assets” in certain “Qualified Thrift Investments” (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets up to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. As of September 30, 2008, the Bank was in compliance with its QTL requirement.

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

Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2008, the Bank was in compliance with these requirements.

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

•

Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•

Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

•

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

•

Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Property

The following table sets forth the location of our main office and branch offices, the year the offices were opened, the net book value of each office and per branch deposits at each office.

	Year Facility Opened	Leased or Owned	Net Book Value at September 30, 2008	Branch Deposits at September 30, 2008
			(In thousands)
Main Office Route 130 South and Delaware Avenue Roebling, NJ 08554	1964	Owned	$705	$49,551

Village Office 34 Main Street Roebling, NJ 08554	1922	Owned	19	20,905

New Egypt Office 8 Jacobstown Road New Egypt, NJ 08533	1998	Owned	563	32,663

Westampton Office 1934 Rt. 541/Burlington-Mt.Holly Road Westampton, NJ 08060	2005	Leased (1)	221	16,663

Delran Office 3104 Bridgeboro Road Delran, NJ 08075	2006	Owned	1,854	10,793

________

(1)	Lease has an initial term of five years.

Item 3. Legal Proceedings

Roebling Financial Corp, Inc. and its subsidiaries, from time to time, are a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Roebling Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Roebling Bank. There were no lawsuits pending or known to be contemplated against us at September 30, 2008 that would have a material effect on our operations or income.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)        Market for Common Equity. The information contained under the section captioned “Stock Market Information” of the Company’s Annual Report to Stockholders for the fiscal year ended September 30, 2008 (the “Annual Report”) is incorporated herein by reference. During the period under report, the Registrant did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

				(d)
				Maximum Number
				(or Approximate
			(c)	Dollar Value)
	(a)		Total	of Shares
	Total	(b)	Number of Shares	(or Units) that
	Number	Average	(or Units) Purchased	May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
	(or Units)	Per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs*	Programs*

July 1 through 31	515 **	$8.84		107,850
August 1 through 31	—			107,850
September 1 through 30	200 **	8.48		107,850
Total	715	$8.74		107,850

*	The Company announced the repurchase of up to approximately 85,500 shares on December 13, 2005 and 47,000 shares for the RSP on January 31, 2006..
**	Represents shares purchased for the Deferred Compensation Plan.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion of Financial Condition and Results of Operations

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements are incorporated herein by reference from the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T). Controls and Procedures.

(a)        Evaluation of disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)       Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting is furnished herein by reference from the Annual Report. Such report is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section. This annual report does not include an attestation of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Proxy Statement for the 2009 Annual Meeting (the “Proxy Statement”) contained under the sections captioned “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal I - Election of Directors,” and “- Biographical Information.” The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer. A copy of the Company’s Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, Roebling Financial Corp, Inc., Route 130 South and Delaware Avenue, Roebling, New Jersey 08554.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement contained under the sections captioned “Director Compensation” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of September 30, 2008 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders
1999 Stock Option Plan	37,814	$11.225	8,786
2006 Stock Option Plan	74,642	10.730	16,434
1999 Restricted Stock Plan	5,289	—	3,340
2006 Restricted Stock Plan	—	—	23,320

Equity compensation plans not approved by shareholders (1)	—	—	—
TOTAL	117,745	$10.896	51,880

(1)	Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement contained under the sections captioned “Related Party Transactions” and “Corporate Governance.”

Item 14. Principal Accounting Fees and Services

The information set forth under the caption “Ratification of Appointment of Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)        The consolidated statements of financial condition of Roebling Financial Corp, Inc. as of September 30, 2008 and 2007 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2008, together with the related notes and the report of Fontanella and Babitts, independent registered public accounting firm, thereon are incorporated herein by reference from the Annual Report.

(2)	Schedules omitted as they are not applicable.

(3)       The following exhibits are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference:

Number	Description

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.1†	Directors’ Consultation and Retirement Plan******
10.2†	Roebling Bank Stock Option Plan****
10.4†	Roebling Bank Restricted Stock Plan****
10.5†	Employment Agreement between Janice A. Summers and Roebling Bank***
10.6†	Employment Agreement between Frank J. Travea, III and Roebling Bank***
10.7†	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.8†	Roebling Bank 2006 Restricted Stock Plan*****
10.9†	Directors Change in Control Severance Plan ******
13	2008 Annual Report to Shareholders
21	Subsidiaries
23	Consent of Independent Auditors
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

_________

†	Management contract or compensatory plan or arrangement.
*	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-50969) filed with the Commission on September 30, 2004.
**	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.

***	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.
****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-119839) filed with the Commission on October 20, 2004.
*****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-132059) filed with the Commission on February 27, 2006.
******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 29, 2008.

ROEBLING FINANCIAL CORP, INC.
/s/ Frank J. Travea, III
	By:	Frank J. Travea, III President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John J. Ferry		/s/ Frank J. Travea, III
John J. Ferry Director and Chairman of the Board		Frank J. Travea, III President and Chief Executive Officer (Principal Executive Officer)
Date: December 29, 2008		Date: December 29, 2008
/s/ George Nyikita		/s/ Mark V. Dimon
George Nyikita Director		Mark V. Dimon Director and Treasurer
Date: December 29, 2008		Date: December 29, 2008
/s/ Robert R. Semptimphelter, Sr.		/s/ Joan K. Geary
Robert R. Semptimphelter, Sr. Director		Joan K. Geary Director and Secretary
Date: December 29, 2008		Date: December 29, 2008
/s/ John A. LaVecchia		/s/ Janice A. Summers
John A. LaVecchia Director and Vice Chairman		Janice A. Summers Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: December 29, 2008		Date: December 29, 2008