Form 10-Q
period 2008-12-31
Roebling Financial Corp, Inc.
filed 2009-02-17
CIK 1293283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(609) 499-9400
(Registrant’s telephone number, including area code)

NA
(Former name, former address and former fiscal year, if changed since last report))

Indicate by check mark whether the Registrant 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and 2) has been subject to such filing requirements for the past 90 days; Yes X No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X_

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 11, 2009

Class	Outstanding
$.10 par value common stock	1,718,473 shares

ROEBLING FINANCIAL CORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2008

INDEX

		Page Number

PART I – FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.
Item 1	Consolidated Financial Statements and Notes Thereto	1 - 8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4T.	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

SIGNATURES		15

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share data)

	December 31,	September 30,
	2008	2008
Assets

Cash and due from banks	$1,945	$2,513
Interest-bearing deposits	256	3,842
Total cash and cash equivalents	2,201	6,355

Securities available for sale	48,418	32,853
Securities held to maturity	176	181
Loans receivable, net	110,559	109,474
Real estate owned	306	306
Accrued interest receivable	738	675
Federal Home Loan Bank of New York stock, at cost	1,012	445
Premises and equipment	3,311	3,363
Other assets	678	1,014
Total assets	$167,399	$154,666

Liabilities and Stockholders’ Equity

Liabilities

Deposits	$130,277	$130,574
Borrowed funds	17,600	5,000
Advances from borrowers for taxes and insurance	420	444
Other liabilities	1,429	1,340
Total liabilities	149,726	137,358

Stockholders’ equity

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized;
none issued	—	—
Common stock; $0.10 par value; 20,000,000 shares authorized;
1,718,473 issued	172	172
Additional paid-in-capital	10,401	10,442
Unallocated employee stock ownership plan shares	(446)	(465)
Unallocated restricted stock plan shares	(55)	(94)
Deferred compensation obligation	163	158
Stock purchased for deferred compensation plan	(163)	(158)
Retained earnings - substantially restricted	7,259	7,297
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of tax	547	175
Defined benefit plan, net of tax	(205)	(219)
Total stockholders’ equity	17,673	17,308

Total liabilities and stockholders’ equity	$167,399	$154,666

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	December 31,
	2008	2007

Interest income:
Loans receivable	$1,655	$1,771
Securities	492	424
Other interest-earning assets	15	27
Total interest income	2,162	2,222

Interest expense:
Deposits	722	980
Borrowed funds	68	73
Total interest expense	790	1,053

Net interest income before provision for loan losses	1,372	1,169
Provision for loan losses	70	22
Net interest income after provision for loan losses	1,302	1,147

Non-interest income:
Loan fees	12	17
Account servicing and other	112	118
Gain on sale of loans	—	1
Total non-interest income	124	136

Non-interest expense:
Compensation and benefits	675	612
Occupancy and equipment	145	163
Service bureau and data processing	138	119
Federal insurance premiums	25	22
Other expense	217	205
Total non-interest expense	1,200	1,121

Income before income taxes	226	162
Income taxes	79	65
Net income	147	97

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of tax	372	208
Adjustment to minimum pension liability	13	—
Comprehensive income	$532	$305

Earnings per common share:
Basic	$0.09	$0.06
Diluted	$0.09	$0.06

Weighted average number of shares outstanding:
Basic	1,665	1,656
Diluted	1,666	1,661

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

						Common		Accumulated
		Additional			Deferred	Stock for		Other
	Common	Paid-in	Unallocated	Unallocated	Compensation	Deferred	Retained	Comprehensive
	Stock	Capital	ESOP Shares	RSP Shares	Obligation	Compensation	Earnings	Income (Loss)	Total

Balance at September 30, 2008	$172	$10,442	$(465)	$(94)	$158	$(158)	$7,297	$(44)	$17,308

Net income for the three months
ended December 31, 2008	—	—	—	—	—	—	147	—	147

Dividends paid on common stock	—	—	—	—	—	—	(167)	—	(167)

Amortization of ESOP shares	—	(5)	19	—	—	—	—	—	14

Change in unrealized gain (loss) on
securities available for sale, net of tax	—	—	—	—	—	—	—	372	372

Deferred compensation plan	—	—	—	—	5	—	—	—	5

Common stock acquired for
deferred compensation plan	—	—	—	—	—	(5)	—	—	(5)

Allocation of RSP shares	—	(32)	—	39	—	—	—	—	7

Tax expense of stock benefit plans	—	(4)	—	—	—	—	—	—	(4)

Adjustment to mimimum pension
liability, net of tax	—	—	—	—	—	—	—	7	7

Adjustment to apply FASB
Statement No. 158 measurement
date provisions, net of tax	—	—	—	—	—	—	(18)	7	(11)

Balance at December 31, 2008	$172	$10,401	$(446)	$(55)	$163	$(163)	$7,259	$342	$17,673

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net income	$147	$97
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation	64	80
Amortization of premiums and discounts, net	(2)	(5)
Amortization of deferred loan fees and costs, net	(3)	(3)
Provision for loan losses	70	22
Originations of loans held for sale, net of repayments	(130)	(332)
Gain on sale of loans	—	(1)
Proceeds from sale of loans held for sale	130	333
Decrease in other assets	82	12
(Increase) decrease in accrued interest receivable	(63)	39
Increase (decrease) in other liabilities	87	(85)
Amortization/allocation of ESOP and RSP	21	42
Increase in deferred compensation stock obligation	5	—
Net cash provided by operating activities	408	199

Cash flows from investing activities:
Purchase of securities available for sale	(18,558)	(2,235)
Proceeds from payments and maturities of securities available for sale	3,614	1,045
Proceeds from payments and maturities of securities held to maturity	5	15
Loan originations, net of principal repayments	(1,151)	(4,309)
(Purchase) redemption of Federal Home Loan Bank stock	(567)	41
Purchase of premises and equipment	(12)	(19)
Net cash used in investing activities	(16,669)	(5,462)

Cash flows from financing activities:
Net (decrease) increase in deposits	(298)	5,463
Net increase in short-term borrowed funds	8,600	100
Proceeds from (repayment of) long-term borrowed funds	4,000	(1,000)
Decrease in advance payments by borrowers for taxes
and insurance	(23)	(5)
Dividends paid	(167)	(165)
Purchase of common shares for deferred compensation plan	(5)	—
Net cash provided by financing activities	12,107	4,393

Net decrease in cash and cash equivalents	(4,154)	(870)
Cash and cash equivalents at beginning of period	6,355	3,460
Cash and cash equivalents at end of period	$2,201	$2,590

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$790	$1,051
Income taxes	22	12

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Roebling Financial Corp, Inc. (the “Company”) have been prepared in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair statement of results for the interim period.

The results of operations for the three months ended December 31, 2008, are not necessarily indicative of the results to be expected for the year ending September 30, 2009, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-K.

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

The following is a summary of the Company’s earnings per share calculations:

	Three Months Ended December 31,
	2008	2007

Net income	$146,934	$97,094

Weighted average common shares outstanding for computation of basic EPS	1,664,714	1,655,563

Common-equivalent shares due to the dilutive effect of stock options and RSP awards	1,550	5,883

Weighted average common shares for computation of diluted EPS	1,666,264	1,661,446

Earnings per common share:
Basic	$.09	$.06
Diluted	.09	.06

NOTE 3 – BENEFIT PLANS

Stock Option Plan

The Company has stock option plans (“Plans”) which authorize the issuance of up to 168,746 shares upon the exercise of stock options that may be awarded to officers, directors, key employees, and other persons providing services to the Company. Shares issued on the exercise of options may be authorized but unissued shares, treasury shares or shares acquired on the open market. The options granted under the Plans constitute either Incentive Stock Options or Non-Incentive Stock Options. The options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant and expire not more than 10 years after the date of grant. At December 31, 2008, there were 25,220 shares remaining for future option awards.

There was no activity under the Plans for the three months ended December 31, 2008. The following table summarizes all options outstanding as of December 31, 2008, all of which are exercisable:

		Weighted Average
Number	Exercise	Remaining
of Shares	Price	Contractual Life

6,214	$3.595	.2 years
54,642	10.000	7.1 years
51,600	12.725	7.7 years

112,456	$10.896	7.0 years

On October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), (“SFAS 123(R)”), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under SFAS 123(R), compensation cost is recognized prospectively for new and modified awards over the related vesting period of such awards. Results for prior periods have not been restated. Prior to October 1, 2006, the Company accounted for these Plans under the recognition and measurement principles of APB 25 and related interpretations using the intrinsic value method. In accordance with APB 25, no compensation cost related to these Plans was reflected in net income prior to fiscal 2007, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the grant date. No stock option expense was recorded in the three months ended December 31, 2008 or 2007 because all options were fully vested prior to fiscal 2007.

Restricted Stock Plan

The Company has restricted stock plans (“Plans”) which provide for the award of shares of restricted stock to directors, officers and employees. The Plans provide for the purchase of 67,496 shares of common stock in the open market to fund such awards. All of the Common Stock to be purchased by the Plans is purchased at the fair market value on the date of purchase. Awards under the Plans are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company’s Board of Directors and as a means of providing a further retention incentive. Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant. Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date. As of December 31, 2008, there were 20,403 shares remaining for future awards. Compensation expense for the Plans was approximately $12,000 and $22,000 for the three months ended December 31, 2008 and 2007, respectively.

The following table summarizes changes in unvested shares for the three months ended December 31, 2008:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding September 30, 2008	5,289	$11.082
Granted	6,257	5.750
Forfeited	(3,115)	8.800

Outstanding December 31, 2008	8,431	$7,968

For the three months ended December 31, 2008, 6,257 shares were awarded with a grant date fair value of $5.75 per share. The awards vest 20% on the date of grant and 20% each of the next four years.

Employee Stock Ownership Plan

Effective upon the consummation of the Bank’s initial stock offering, an Employee Stock Ownership Plan (“ESOP”) was established for all eligible employees who have completed a twelve-month period of employment with the Bank and at least 1,000 hours of service, and have attained the age of 21. The ESOP used $156,800 in proceeds from a term loan to purchase 62,149 shares of Bank common stock during the stock offering. In fiscal 2004, the ESOP purchased 72,861 shares of common stock in the second-step conversion with the proceeds of a $776,000 loan from the Company, which has a 10-year term and an interest rate of 4.75%. $47,000 of the proceeds was used to pay off the prior outstanding debt.

Shares purchased with the loan proceeds were initially pledged as collateral for the loans and are held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account are in an amount proportional to the loan repayment. Shares are allocated among the participants on the basis of compensation, as described by the ESOP, in the year of allocation.

The ESOP is accounted for in accordance with Statement of Position 93-6, “Accounting for Employee Stock Ownership Plans,” which was issued by the American Institute of Certified Public Accountants in November 1993. Accordingly, the ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $14,300 and $25,600 for the three months ended December 31, 2008 and 2007, respectively.

Directors Consultation and Retirement Plan

Effective October 1, 2008, the Company adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statement Nos. 87, 88, 106, and 132(R). SFAS No. 158 requires employers to measure the funded status of plans as of the date of its year-end statement of financial position, rather than an earlier date. As a result, the Company changed the measurement date to September 30 from July 1. The adjustment to initially apply the measurement date provisions of SFAS No. 158 resulted in a reduction of retained earnings and an increase in other comprehensive income of $18,000 and $7,000, respectively.

NOTE 4 – FAIR VALUE MEASUREMENTS

On October 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 clarifies that fair value is the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, rather than an entry price that would be paid to acquire an asset or liability. SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent sources (observable inputs), and assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy levels are summarized as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or observable market data.

Level 3:	Unobservable inputs where there is little, if any, market activity and that are developed based on the best information available under the circumstances.

Determination of the appropriate level within the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement. Assets and liabilities as of December 31, 2008 measured at fair value, segregated by fair value hierarchy level, are summarized below:

(Dollars in thousands)	Level 1	Level 2	Level 3	Level 4

Securities available for sale	--	$48,418	$ --	$48,418
Impaired loans	--	--	498	498
Real estate owned	--	--	306	306

Two real-estate secured loans have been identified as impaired at December 31, 2008. A loan is deemed to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are evaluated at the time they are identified as impaired and, if collateral-dependent, are valued at the lower of the recorded investment or the fair value of the collateral. The value of real estate is generally based on the appraised value, adjusted for costs to sell. If a valuation adjustment is required, a specific allowance is established, with a transfer from the general valuation allowance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Impaired loans had outstanding balances of $585,000 and $392,000 at December 31, 2008 and September 30, 2008, respectively, with valuation allowances of $87,000 and $44,000, respectively. The December 31, 2008 balance includes one loan with a balance of $193,000 that was added during the quarter, on which a $43,000 specific allowance was established. The fair value of $150,000 is based on a settlement that has been negotiated with the borrower. The average balance of impaired loans outstanding during the three months ended December 31, 2008 was $560,000. There were no impaired loans outstanding during the quarter ended December 31, 2007. No interest income was recognized on impaired loans during the three months ended December 31, 2008.

Real estate owned represents one property that was written down to fair value less estimated costs to sell, based on the appraised value at the time of foreclosure, during the year ended September 30, 2008. No additional impairment was recorded during the quarter ended December 31, 2008.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses will be recognized in earnings at each subsequent reporting date on items for which the fair value option has been elected. The fair value option 1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, 2) is irrevocable (unless a new election date occurs) and 3) is applied only to entire instruments and not to portions of instruments. The statement is effective for the Company on October 1, 2008. Application of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

ROEBLING FINANCIAL CORP, INC.

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

The Company’s business is conducted primarily through its wholly-owned subsidiary, Roebling Bank (the “Bank”). References to the Company or Registrant refer to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

Overview

At December 31, 2008, the Company had total assets, deposits, borrowings and stockholders’ equity of $167.4 million, $130.3 million, $17.6 million and $17.7 million, respectively. For the three months ended December 31, 2008, the Company reported net income of $147,000, or $.09 per diluted share, compared to $97,000, or $.06 per diluted share, for the same period in 2007.

Changes in Financial Condition

Total assets increased by $12.7 million, or 8.2%, to $167.4 million at December 31, 2008, from $154.7 million at September 30, 2008. This increase is primarily attributable to a $15.6 million increase in investment securities and a $1.1 million increase in the loans receivable, net, portfolio, partially offset by a $4.2 million decrease in cash and cash equivalents. Securities available for sale increased by 47.4%, to $48.4 million at December 31, 2008 from $32.9 million at September 30, 2008. Investment securities totaling $18.6 were purchased during the quarter, while payments and maturities on investment securities totaled $3.6 million. Funding for the increase in the investment portfolio was provided primarily from borrowed funds, which increased by $12.6 million, and the $4.2 million decrease in cash and cash equivalents. The investment securities purchased were all issued by either Fannie Mae, Freddie Mac or Ginny Mae, and the majority are adjustable rate mortgage-backed securities. Borrowed funds were used to provide the additional funding required, as that was a more cost-effective funding mechanism than raising certificates of deposits through premium pricing. These transactions added balance sheet growth by taking advantage of market opportunities, to enhance earnings while maintaining minimal credit, interest-rate and liquidity risk. Stockholders’ equity increased $365,000 to $17.7 million at December 31, 2008 from $17.3 million at September 30, 2008. The increase was primarily attributable to $147,000 in net income, a $372,000 increase in unrealized gain on securities available for sale and $21,000 from the amortization and allocation of ESOP / RSP shares, offset by dividends paid of $167,000.

Results of Operations

Net Interest Income. For the three-months ended December 31, 2008, the Company reported net interest income before provision for loan losses of $1,372,000, which represents an increase of $203,000 or 17.4% over the same period in 2007. The increase in net interest income was the result of a decrease in interest expense of $263,000, partially offset by a decrease in interest income of $60,000. The interest rate spread was 3.05% for the three months ended December 31, 2008 compared to 2.55% for the three months ended December 31, 2007, while the net interest margin was 3.56% for the 2008 period compared to 3.25% for the 2007 period. Reflecting the current rate environment and yield curve, the Company’s spread and margin improved for the three months ended December 31, 2008 compared to the same 2007 period, as the overall cost of funds decreased 106 basis points, while the average yield on total interest-earning assets decreased by only 56 basis points.

The average balance of total interest-earning assets for the three months ended December 31, 2008 increased by $10.0 million compared to the three months ended December 31, 2007, while the average yield decreased to 5.62% from 6.18%. The decrease in total interest income of $60,000 for the three months ended December 31, 2008 is comprised primarily of a decrease in interest income of $116,000 on loans receivable and an increase of $56,000 in interest income from securities and other interest-earning assets. Average loan receivable balances increased by $4.3 million for the three months ended December 31, 2008 compared to the same 2007 period, while the average yield decreased to 5.96% from 6.63%. For the three months ended December 31, 2008, the average balance of securities and other interest-earning assets increased by $5.7 million compared to the same 2007 period, while the average yield decreased to 4.74% from 4.88%.

The average balance of interest-bearing liabilities increased by $7.2 million for the three months ended December 31, 2008 compared to same 2007 period, while the average cost decreased to 2.57% from 3.63%. The decrease in total interest expense of $263,000 for the three months ended December 31, 2008 is comprised primarily of a $258,000 decrease in interest expense on deposits. Average interest-bearing deposit balances increased by $4.7 million with a decrease in the average cost to 2.54% for the three months ended December 31, 2008, compared to 3.58% for the same 2007 period, while average borrowings increased by $2.5 million, with a decrease in the average cost to 3.00% from 4.38%.

Provision for Loan Losses. The provision for loan losses was $70,000 and $22,000 for the three-month periods ended December 31, 2008 and December 31, 2007, respectively. At December 31, 2008, the allowance for loan losses was $940,000 (.84% of the loan portfolio) compared to $956,000 (.87% of the loan portfolio) at September 30, 2008. The increase in the provision is related to an increase in the amount of delinquent and substandard loans while the slight decrease in the allowance balance reflects the recording of chargeoffs of $86,000 during the quarter ended December 31, 2008, on the payoff of two non-performing construction loans. Non-performing loans were $1.4 million or 1.23% of total loans at December 31, 2008, compared to $922,000 or .83% at September 30, 2008. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

Non-interest Income. Non-interest income decreased $12,000, to $124,000 for the three months ended December 31, 2008, compared to $136,000 for the same 2007 period. Loan fees decreased by $5,000, or 29.4%, while account servicing and other fees increased by $6,000, or 5.1%, compared to the same 2007 period. The decrease in loan fees is primarily attributable to a decrease in late charges and prepayment fees, while the decrease in account servicing and other fees is due primarily to lower non-sufficient and uncollected fund fees.

Non-interest Expense. Non-interest expense increased $79,000, or 7.0%, to $1,200,000 for the three-month period ended December 31, 2008 compared to $1,121,000 for the same period in 2007. Compensation and benefits increased by $63,000, or 10.3%, for the three months ended December 31, 2008, compared to the same 2007 period. The increase in compensation expense is attributable to the re-filling of two positions which were vacant in the 2007 period, an increase in director fees and an increase in the directors’ retirement plan expense. The increase in the retirement plan expense is related to the increase in director fees, as well as a change in the payment period to ten years from seven years. Service bureau and data processing expense increased by $19,000, or 16.0%, related to both the growth of the bank as well as the maintenance, monitoring and security of our systems and networks. Federal insurance premium expense increased slightly to $25,000 compared to $22,000 in the prior year period. The FDIC has recently increased the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 from current levels of five to seven basis points and has proposed to set the rate at between 10 and 14 basis points thereafter. Under the proposal, assessment rates could be further increased if an institution’s

FHLB advances exceed 15% of deposits. The Bank is also participating in the FDIC’s temporary transaction account guarantee program under which the FDIC fully guarantees all non-interest bearing transaction accounts. Under this program, the Bank will be assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000. The Bank has opted out of the FDIC’s temporary liquidity guarantee program under which the FDIC guarantees senior unsecured debt of banks and their holding companies. Other expense increased by $12,000, or 5.9%, primarily due to compliance with the Sarbanes-Oxley Act. Occupancy and equipment expense decreased by $18,000, or 11.0%, primarily due to a decrease in depreciation expense, as a number of fixed assets became fully depreciated.

Income Tax Expense. Income tax expense for the quarter ended December 31, 2008 was $79,000 compared to $65,000 for the quarter ended December 31, 2007. The Company’s effective tax rate declined to 35% for the quarter ended December 31, 2008 from 40% in the prior year due to permanent book / tax differences.

Liquidity and Regulatory Capital Compliance

On December 31, 2008, the Bank was in compliance with its regulatory capital requirements as follows:

(Dollars in thousands)
	Amount	Percent
Tangible capital	$13,366	8.03%
Tangible capital requirement	2,497	1.50%
Excess over requirement	$10,869	6.53%

Core capital	$13,366	8.03%
Core capital requirement	6,660	4.00%
Excess over requirement	$6,706	4.03%

Risk-based capital	$14,219	13.71%
Risk-based capital requirement	8,298	8.00%
Excess over requirement	$5,921	5.71%

The Company anticipates that it will have sufficient funds available to meet its current commitments. As of December 31, 2008, the Bank had outstanding commitments to fund loans of $7.0 million, commitments on unused lines of credit of $13.5 million, undisbursed construction loans of $3.2 million, $433,000 in outstanding letters of credit and $750,000 in outstanding commitments to sell loans. Certificates of deposit scheduled to mature in one year or less as of December 31, 2008, totaled $55.5 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

	At or for the Three Months
	Ended December 31,
	2008 (1)	2007 (1)
Earnings per common share (2):
Basic	$0.09	$0.06
Diluted	$0.09	$0.06
Return on average assets (1)	.37%	.26%
Return on average equity (1)	3.37%	2.32%
Interest rate spread (1)	3.05%	2.55%
Net interest margin (1)	3.56%	3.25%
Non-interest expense to average assets (1)	3.01%	3.00%
Non-performing assets to total assets	1.00%	.34%
Non-performing loans to total loans	1.23%	.40%

	At December 31,
	2008	2007

Book value per share (3)	$10.28	$9.83

(1)	The ratios for the three-month periods presented are annualized.
(2)

The average number of shares outstanding during the three months ended December 31, 2008, was 1,664,714 basic and 1,666,264 diluted. The average number of shares outstanding during the three months ended December 31, 2007, was 1,655,563 basic and 1,661,446 diluted.

(3)	There were 1,718,473 shares outstanding as of December 31, 2008 and 2007.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the Company is a smaller reporting company.

ITEM 4T.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. During the period under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 through 31	200 **	$6.88		107,850
November 1 through 30	100 **	6.50		107,850
December 1 through 31	500 **	5.22		107,850
Total	800	$5.79		107,850

___________

*	The Company announced the repurchase of up to approximately 85,500 shares on December 13, 2005 and 47,000 shares for the RSP on January 31, 2006.
**	Represents shares purchased for the Deferred Compensation Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

(a)	Not applicable
(b)	Not applicable

ITEM 6.	EXHIBITS

List of Exhibits:

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.1	Directors Consultation and Retirement Plan
10.2	Stock Option Plan****
10.3	Restricted Stock Plan****
10.4	Employment Agreement between Janice A. Summers and Roebling Bank***
10.5	Employment Agreement between Frank J. Travea, III and Roebling Bank***
10.6	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.7	Roebling Bank 2006 Restricted Stock Plan*****
10.8	Directors Change in Control Severance Plan******
10.9	Directors Deferred Compensation Agreement between John J. Ferry and Roebling Bank
10.10	Directors Deferred Compensation Agreement between George N. Nyikita and Roebling Bank
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification

__________________

*	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-59069) filed with the
Commission on September 30, 2004.
**	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended
March 31, 2005.
***	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No.
333-116312) filed with the Commission on June 9, 2004.
****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-
119839) filed with the Commission on October 20, 2004.
*****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-
132059) filed with the Commission on February 27, 2006.
******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended
March 31, 2008.

ROEBLING FINANCIAL CORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROEBLING FINANCIAL CORP, INC.
Date: February 17, 2009	By:	/s/ Frank J. Travea, III
Frank J. Travea, III President and Chief Executive Officer (Principal Executive Officer)
Date: February 17, 2009	By:	/s/ Janice A. Summers
Janice A. Summers Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)