Form 10-Q
period 2009-03-31
Roebling Financial Corp, Inc.
filed 2009-05-15
CIK 1293283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and 2) has been subject to such filing requirements for the past 90 days; Yes X No__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X_

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 13, 2009

Class	Outstanding
$.10 par value common stock	1,686,527 shares

ROEBLING FINANCIAL CORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

INDEX

		Page Number

PART I – FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.
Item 1	Consolidated Financial Statements and Notes Thereto	1 – 10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T.	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17 – 18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURES		19

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share data)

	March 31,	September 30,
	2009	2008
Assets

Cash and due from banks	$2,584	$2,513
Interest-bearing deposits	610	3,842
Total cash and cash equivalents	3,194	6,355

Securities available for sale	41,615	32,853
Securities held to maturity	171	181
Loans receivable, net	120,409	109,474
Real estate owned	306	306
Accrued interest receivable	652	675
Federal Home Loan Bank of New York stock, at cost	1,188	445
Premises and equipment	3,259	3,363
Other assets	1,125	1,014
Total assets	$171,919	$154,666

Liabilities and Stockholders' Equity

Liabilities

Deposits	$131,193	$130,574
Borrowed funds	21,500	5,000
Advances from borrowers for taxes and insurance	472	444
Other liabilities	1,253	1,340
Total liabilities	154,418	137,358

Stockholders' equity

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized;
none issued	—	—
Common stock; $0.10 par value; 20,000,000 shares authorized;
1,718,473 issued	172	172
Additional paid-in-capital	10,395	10,442
Unallocated employee stock ownership plan shares	(427)	(465)
Unallocated restricted stock plan shares	(49)	(94)
Deferred compensation obligation	171	158
Stock purchased for deferred compensation plan	(171)	(158)
Retained earnings - substantially restricted	6,930	7,297
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of tax	679	175
Defined benefit plan, net of tax	(199)	(219)
Total stockholders' equity	17,501	17,308

Total liabilities and stockholders' equity	$171,919	$154,666

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2009	2008
Interest income:
Loans receivable	$1,596	$1,740
Securities	568	421
Other interest-earning assets	4	14
Total interest income	2,168	2,175

Interest expense:
Deposits	693	841
Borrowed funds	106	84
Total interest expense	799	925

Net interest income before provision for loan losses	1,369	1,250
Provision for loan losses	1,025	110
Net interest income after provision for loan losses	344	1,140

Non-interest income:
Loan fees	23	13
Account servicing and other	97	113
Gain on sale of loans	9	—
Gain on sale of securities	140	—
Total non-interest income	269	126

Non-interest expense:
Compensation and benefits	614	611
Occupancy and equipment	148	154
Service bureau and data processing	137	121
Federal insurance premiums	56	23
Other expense	220	250
Total non-interest expense	1,175	1,159

Income (loss) before income tax (benefit)	(562)	107
Income tax (benefit)	(232)	31
Net income (loss)	(330)	76

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of tax	131	223
Adjustment to minimum pension liability	7	3
Comprehensive income (loss)	($192)	$302

Earnings (loss) per common share:
Basic	($0.20)	$0.05
Diluted	($0.20)	$0.05

Weighted average number of shares outstanding:
Basic	1,667	1,658
Diluted	1,668	1,661

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Six Months Ended
	March 31,
	2009	2008
Interest income:
Loans receivable	$3,252	$3,511
Securities	1,060	846
Other interest-earning assets	19	41
Total interest income	4,331	4,398

Interest expense:
Deposits	1,415	1,822
Borrowed funds	175	157
Total interest expense	1,590	1,979

Net interest income before provision for loan losses	2,741	2,419
Provision for loan losses	1,095	133
Net interest income after provision for loan losses	1,646	2,286

Non-interest income:
Loan fees	35	30
Account servicing and other	209	230
Gain on sale of loans	9	2
Gain on sale of securities	140	—
Total non-interest income	393	262

Non-interest expense:
Compensation and benefits	1,289	1,223
Occupancy and equipment	293	316
Service bureau and data processing	275	240
Federal insurance premiums	81	45
Other expense	437	456
Total non-interest expense	2,375	2,280

Income (loss) before income tax (benefit)	(336)	268
Income tax (benefit)	(153)	95
Net income (loss)	(183)	173

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of tax	504	431
Adjustment to minimum pension liability	20	3
Comprehensive income	$341	$607

Earnings (loss) per common share:
Basic	($0.11)	$0.10
Diluted	($0.11)	$0.10

Weighted average number of shares outstanding:
Basic	1,666	1,657
Diluted	1,667	1,661

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

						Common		Accumulated
		Additional			Deferred	Stock for		Other
	Common	Paid-in	Unallocated	Unallocated	Compensation	Deferred	Retained	Comprehensive
	Stock	Capital	ESOP Shares	RSP Shares	Obligation	Compensation	Earnings	Income (Loss)	Total

Balance at September 30, 2008	$172	$10,442	$(465)	$(94)	$158	$(158)	$7,297	$(44)	$17,308

Net income for the three months
ended March 31, 2009	—	—	—	—	—	—	(183)	—	(183)

Dividends paid on common stock	—	—	—	—	—	—	(166)	—	(166)

Amortization of ESOP shares	—	(11)	38	—	—	—	—	—	27

Change in unrealized gain (loss) on
securities available for sale, net of tax	—	—	—	—	—	—	—	504	504

Deferred compensation plan	—	—	—	—	13	—	—	—	13

Common stock acquired for
deferred compensation plan	—	—	—	—	—	(13)	—	—	(13)

Allocation of RSP shares	—	(32)	—	45	—	—	—	—	13

Tax expense of stock benefit plans	—	(4)	—	—	—	—	—	—	(4)

Adjustment to mimimum pension
liability, net of tax	—	—	—	—	—	—	—	13	13

Adjustment to apply FASB
Statement No. 158 measurement
date provisions, net of tax	—	—	—	—	—	—	(18)	7	(11)

Balance at March 31, 2009	$172	$10,395	$(427)	$(49)	$171	$(171)	$6,930	$480	$17,501

See notes to unaudited consolidated financial statements

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	($183)	$173
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	128	159
Amortization of premiums and discounts, net	(3)	(10)
Amortization of deferred loan fees and costs, net	(8)	(4)
Provision for loan losses	1,095	133
Gain on sale of securities available for sale	(140)	—
Gain on sale of loans	(9)	(2)
Originations of loans held for sale, net of repayments	(1,446)	(577)
Proceeds from sale of loans held for sale	1,455	384
Increase in other assets	(450)	(102)
Decrease in accrued interest receivable	23	7
Decrease in other liabilities	(84)	(187)
Amortization/allocation of ESOP and RSP	40	74
Increase in deferred compensation stock obligation	13	—
Net cash provided by operating activities	431	48

Cash flows from investing activities:
Purchase of securities available for sale	(20,039)	(2,235)
Proceeds from sales of securities available for sale	3,140	—
Proceeds from payments and maturities of securities available for sale	9,118	5,187
Proceeds from payments and maturities of securities held to maturity	10	25
Loan originations, net of principal repayments	(12,022)	(9,016)
Purchase of Federal Home Loan Bank stock	(743)	(63)
Purchase of premises and equipment	(24)	(27)
Net cash used in investing activities	(20,560)	(6,129)

Cash flows from financing activities:
Net increase in deposits	619	4,401
Net increase in short-term borrowed funds	8,500	2,400
Proceeds from (repayment of) long-term borrowed funds	8,000	(1,000)
Increase in advance payments by borrowers for taxes
and insurance	28	6
Dividends paid	(166)	(165)
Purchase of common shares for deferred compensation plan	(13)	—
Net cash provided by financing activities	16,968	5,642

Net decrease in cash and cash equivalents	(3,161)	(439)
Cash and cash equivalents at beginning of period	6,355	3,460
Cash and cash equivalents at end of period	$3,194	$3,021

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$1,587	$1,976
Income taxes	226	128

Transfer of loans to real estate owned	—	306

See notes to unaudited consolidated financial statements

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

The results of operations for the three and six months ended March 31, 2009, are not necessarily indicative of the results to be expected for the year ending September 30, 2009, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-K.

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

The following is a summary of the Company’s earnings per share calculations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Net income	$(329,799)	$76,364	$(182,865)	$173,458

Weighted average common shares outstanding for computation of basic EPS	1,667,002	1,657,851	1,665,858	1,656,707

Common-equivalent shares due to the dilutive effect of stock options and RSP awards	997	3,249	1,274	4,566

Weighted average common shares for computation of diluted EPS	1,667,999	1,661,100	1,667,132	1,661,273

Earnings per common share:
Basic	$(.20)	$.05	$(.11)	$.10
Diluted	(.20)	.05	(.11)	.10

NOTE 3 – BENEFIT PLANS

Stock Option Plan

The Company has stock option plans (“Plans”) which authorized the issuance of up to 168,746 shares upon the exercise of stock options that may be awarded to officers, directors, key employees, and other persons providing services to the Company. Shares issued on the exercise of options may be authorized but unissued shares, treasury shares or shares acquired on the open market. The options granted under the Plans constitute either Incentive Stock Options or Non-Incentive Stock Options. The options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant and expire not more than 10 years after the date of grant. At March 31, 2009, there were 16,434 shares remaining for future option awards.

The following table summarizes activity under the Plans for the six months ended March 31, 2009:

	Number Of Shares	Weighted Average Exercise Price

Outstanding September 30, 2008	112,456	$10.896

Forfeited	(6,214)	4.595

Outstanding March 31, 2009	106,242	$11.323

The following table summarizes all options outstanding as of March 31, 2009, all of which are exercisable:

Weighted Average Number of Shares	Exercise Price	Weighted Average Remaining Contractual Life

54,642	$10.000	6.8	years
51,600	12.725	7.4	years

106,242	$11.323	7.1	years

On October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), (“SFAS 123(R)”), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under SFAS 123(R), compensation cost is recognized prospectively for new and modified awards over the related vesting period of such awards. Results for prior periods have not been restated. Prior to October 1, 2006, the Company accounted for these Plans under the recognition and measurement principles of APB 25 and related interpretations using the intrinsic value method. In accordance with APB 25, no compensation cost related to these Plans was reflected in net income prior to fiscal 2007, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the grant date. No stock option expense was recorded in the six months ended March 31, 2009 or 2008 because all options were fully vested prior to fiscal 2007.

Restricted Stock Plan

The Company has restricted stock plans (“Plans”) which provide for the award of shares of restricted stock to directors, officers and employees. The Plans provide for the purchase of 67,496 shares of common stock in the open market to fund such awards. All of the Common Stock to be purchased by the Plans is purchased at the fair market value on the date of purchase. Awards under the Plans are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company’s Board of Directors and as a means of providing a further retention incentive. Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant. Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date. As of March 31, 2009, there were 20,403 shares remaining for future awards. Compensation expense for the Plans was approximately $6,000 and $18,000, respectively, for the three and six-month periods ended March 31, 2009, compared to $9,000 and $31,000 for the same 2008 periods.

The following table summarizes changes in unvested shares for the six months ended March 31, 2009:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding September 30, 2008	5,289	$11.082
Granted	6,257	5.750
Forfeited	(3,115)	8.800

Outstanding March 31, 2009	8,431	$7,968

For the six months ended March 31, 2009, 6,257 shares were awarded with a grant date fair value of $5.75 per share. The awards vest 20% on the date of grant and 20% each of the next four years.

Employee Stock Ownership Plan

Effective upon the consummation of the Bank’s initial stock offering, an Employee Stock Ownership Plan ("ESOP") was established for all eligible employees who have completed a twelve-month period of employment with the Bank and at least 1,000 hours of service, and have attained the age of 21. The ESOP used $156,800 in proceeds from a term loan to purchase 62,149 shares of Bank common stock during the stock offering. In fiscal 2004, the ESOP purchased 72,861 shares of common stock in the second-step conversion with the proceeds of a $776,000 loan from the Company, which has a 10-year term and an interest rate of 4.75%. $47,000 of the proceeds was used to pay off the prior outstanding debt.

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

The ESOP is accounted for in accordance with Statement of Position 93-6, "Accounting for Employee Stock Ownership Plans," which was issued by the American Institute of Certified Public Accountants in November 1993. Accordingly, the ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $13,000 and $28,000, respectively, for the three and six-month periods ended March 31, 2009, compared to $23,000 and $48,000 for the same 2008 periods.

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

NOTE 4 – FAIR VALUE MEASUREMENTS

On October 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements," (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 clarifies that fair value is the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, rather than an entry price that would be paid to acquire an asset or liability. SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent sources (observable inputs), and assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy levels are summarized as follows:

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

Determination of the appropriate level within the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement. Assets and liabilities as of March 31, 2009 measured at fair value, segregated by fair value hierarchy level, are summarized below:

(Dollars in thousands)	Level 1	Level 2	Level 3	Level 4

Securities available for sale	$ --	$41,615	$ --	$41,615
Impaired loans	--	--	2,223	2,223
Real estate owned	--	--	306	306

A loan is deemed to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are evaluated at the time they are identified as impaired and, if collateral-dependent, are valued at the lower of the recorded investment or the fair value of the collateral. The value of real estate is generally based on the appraised value, adjusted for costs to sell. If a valuation adjustment is required, a specific allowance is established, with a transfer from the general valuation allowance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Impaired loans had outstanding balances of $3,053,000 and $392,000 at March 31, 2009 and September 30, 2008, respectively, with valuation allowances of $830,000 and $44,000, respectively. At March 31, 2009, impaired loans of $2.5 million had associated valuation allowances of $830,000, while $538,000 in impaired loans had no valuation allowances. The $392,000 balance at September 30, 2008 represented one loan with a $44,000 valuation allowance. The average balance of impaired loans outstanding was $1.2 million and $946,000 for the three and six months ended March 31, 2009. There were no impaired loans outstanding for the three or six months ended March 31, 2008. No interest income was recognized on impaired loans during the three or six months ended March 31, 2009 or 2008.

Real estate owned represents one property that was written down to fair value less estimated costs to sell, based on the appraised value at the time of foreclosure, during the year ended September 30, 2008. No additional impairment was recorded during the six months ended March 31, 2009.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses will be recognized in earnings at each subsequent reporting date on items for which the fair value option has been elected. The fair value option 1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, 2) is irrevocable (unless a new election date occurs) and 3) is applied only to entire instruments and not to portions of instruments. The statement is effective for the Company on October 1, 2008. Application of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 5 – RECENT ACCOUTING PRONOUNCEMENTS

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This Staff Position provides additional guidance for estimating fair value in accordance with FASB

Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Staff Position is effective for interim and annual reporting periods ending after June 15, 2009.

In April 2009, the FASB also issued FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This Staff Position amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Staff Position is effective for interim and annual reporting periods ending after June 15, 2009.

The Company does not expect either of these Staff Positions to have a material impact on its financial condition or results of operations.

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

Overview

At March 31, 2009, the Company had total assets, deposits, borrowings and stockholders’ equity of $171.9 million, $131.2 million, $21.5 million and $17.5 million, respectively. For the three months ended March 31, 2009, the Company reported a net loss of $330,000, or $.20 per diluted share, compared to net income of $76,000, or $.05 per diluted share, for the same period in 2008. For the six months ended March 31, 2009, the Company reported a net loss of $183,000, or $.11 per diluted share, compared to net income of $173,000, or $.10 per diluted share, for the same period in 2008. The net loss for the three and six month periods reflects a significant provision for loan losses recorded in the quarter ended March 31, 2009, which more than offset the increases in net interest income before provision, non-interest income and non-interest expense, before tax.

Changes in Financial Condition

Total assets increased by $17.3 million, or 11.2%, to $171.9 million at March 31, 2009, from $154.7 million at September 30, 2008. This increase is primarily attributable to a $10.9 million increase in the loans receivable, net, portfolio and an $8.8 million increase in investment securities, partially offset by a $3.2 million decrease in cash and cash equivalents. Loans receivable, net, increased by 10.0%, to $120.4 million at March 31, 2009 from $109.5 million at September 30, 2008. The change in the loan portfolio is largely attributable to an increase of $11.3 million in the one-to-four family residential portfolio, as borrowers took advantage of low interest rates and refinanced. Securities available for sale increased by 26.7%, to $41.6 million at March 31, 2009 from $32.9 million at September 30, 2008. Investment securities totaling $20.0 million were purchased during the six months ended March 31, 2009, while payments and maturities on investment securities totaled $9.1 million and securities totaling $3.0 million were sold. Funding for the increase in the loan and investment portfolios was provided primarily from borrowed funds, which increased by $16.5 million, and the $3.2 million decrease in cash and cash equivalents. The investment securities purchased were all issued or guaranteed by either Fannie Mae, Freddie Mac or Ginnie Mae, and the majority are adjustable rate mortgage-backed securities. Borrowed funds were used to provide the additional funding required, as that was a more cost-effective funding mechanism than raising certificates of deposits through premium pricing. These transactions added balance sheet growth by taking advantage of market opportunities to enhance earnings with minimal anticipated credit, interest-rate and liquidity risk. Stockholders’ equity increased $193,000 to $17.5 million at March 31, 2009 from $17.3 million at September 30, 2008. The increase was primarily attributable to a $504,000 increase in unrealized gain on securities available for sale, partially offset by a net loss of $183,000 and dividends paid of $166,000.

Results of Operations

Net Interest Income. For the three-months ended March 31, 2009, the Company reported net interest income before provision for loan losses of $1,369,000, which represents an increase of $119,000 or 9.5% over the same period in 2008. The increase in net interest income was the result of a decrease in interest expense of $126,000, partially offset by a decrease in interest income of $7,000. The interest rate spread was 2.90% for the three months ended March 31, 2009 compared to 2.80% for the three months ended March 31, 2008, while the net interest margin was 3.37% for the 2009 period compared to 3.45% for the 2008 period. For the six-month period ended March 31, 2009, the Company reported net interest income before provision for loan losses of $2,741,000, compared to $2,419,000 for the six months ended March 31, 2008, an increase of $322,000, or 13.3%. The interest rate spread was 2.98% for the six months ended March 31, 2009 compared to 2.67% for the six months ended March 31, 2008, while the net interest margin was 3.47% for the 2009 period compared to 3.35% for the 2008 period. The Company’s spread improved for the three and six months ended March 31, 2009 compared to the same 2008 periods, as the average cost of funds decreased by more than the average yield on total interest-earning assets.

The average balance of total interest-earning assets for the three months ended March 31, 2009 increased by $18.2 million compared to the three months ended March 31, 2008, while the average yield decreased to 5.37% from 6.04%. The decrease in total interest income of $7,000 for the three months ended March 31, 2009 is comprised of a decrease in interest income of $144,000 on loans receivable and an increase of $137,000 in interest income from securities and other interest-earning assets. Average loan receivable balances increased by $6.8 million for the three months ended March 31, 2009 compared to the same 2008 period, while the average yield decreased to 5.57% from 6.41%. For the three months ended March 31, 2009, the average balance of securities increased by $11.1 million compared to the same 2008 period, while the average yield increased to 4.99% from 4.89%.

The average balance of total interest-earning assets for the six months ended March 31, 2009 increased by $14.1 million compared to the six months ended March 31, 2008, while the average yield decreased to 5.50% from 6.11%. The decrease in total interest income of $67,000 for the six months ended March 31, 2009 is comprised primarily of a decrease in interest income of $259,000 on loans receivable, partially offset by an increase of $214,000 in interest income from securities. Average loan receivable balances increased by $5.5 million for the six months ended March 31, 2009 compared to the same 2008 period, while the average yield decreased to 5.76% from 6.52%. For the six months ended March 31, 2009, the average balance of securities increased by $7.7 million compared to the same 2008 period, while the average yield increased to 5.00% from 4.87%.

The average balance of interest-bearing liabilities increased by $16.2 million for the three months ended March 31, 2009 compared to same 2008 period, while the average cost decreased to 2.47% from 3.24%. The decrease in total interest expense of $126,000 for the three months ended March 31, 2009 is comprised of a $148,000 decrease in interest expense on deposits, partially offset by a $22,000 increase in interest expense on borrowings. Average interest-bearing deposit balances increased by $6.9 million with a decrease in the average cost to 2.47% for the three months ended March 31, 2009, compared to 3.17% for the same 2008 period, while average borrowings increased by $9.4 million, with a decrease in the average cost to 2.49% from 4.23%.

The average balance of interest-bearing liabilities increased by $11.7 million for the six months ended March 31, 2009 compared to same 2008 period, while the average cost decreased to 2.52% from 3.44%. The decrease in total interest expense of $389,000 for the six months ended March 31, 2009 is comprised of a $407,000 decrease in interest expense on deposits, partially offset by an $18,000 increase in interest expense on borrowings. Average interest-bearing deposit balances increased by $5.8 million with a decrease in the average cost to 2.50% for the six months ended March 31, 2009, compared to 3.38% for the same 2008 period, while average borrowings increased by $5.9 million, with a decrease in the average cost to 2.66% from 4.31%.

Provision for Loan Losses. The provision for loan losses was $1,025,000 and $1,095,000, respectively, for the three and six month periods ended March 31, 2009, compared to $110,000 and $132,500 for the same periods in 2008. Charge-offs of $86,000 were recorded during the six months ended March 31, 2009 on the short payoff of two non-performing construction loans. For the six months ended March 31, 2008, charge-offs of $72,000 were recorded to write down a piece of land which we had acquired by deed in lieu of foreclosure. At March 31, 2009, the allowance for loan losses was $1,964,000 (1.61% of the loan portfolio) compared to $956,000 (.87% of the loan portfolio) at September 30, 2008. The increase in the provision is due to an increase in the amount of delinquent and substandard loans, which the Company believes is a reflection of the deteriorating economy and declining real estate values. Non-performing loans were $5.9 million or 4.85% of total loans at March 31, 2009, compared to $922,000 or .83% at September 30, 2008. $4.7 million of the increase is attributable to four loans. One of the loans is a $1.7 million participation in a condominium construction loan which is delinquent, although we are receiving payments. The project has experienced delays and pre-sales have not met expectations, but we are continuing to work with the borrower. Two of the loans totaling $1.8 million are in default, have the same guarantor and are collateralized by multiple single-family residences. Foreclosure is anticipated on these properties, as well as the property securing the fourth loan, which is a $1.2 million participation in a loan secured by a condominium where the borrower has defaulted. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Balance – beginning	$939,664	$772,236	$955,687	$749,736

Provision charged to income	1,025,000	110,000	1,095,000	132,500

Charge-offs	(335)	(71,549)	(86,358)	(71,549)

Balance – ending	$1,964,329	$810,687	$1,964,329	$810,687

Non-interest Income. Non-interest income increased $143,000, or 113.5%, to $269,000 for the three months ended March 31, 2009 and increased $131,000, or 50.0%, to $393,000 for the six months ended March 31, 2009 compared to the same 2008 periods. The increase in non-interest income for the three and six month periods is primarily attributable to the gain on sale of securities of $140,000. The Bank sold $3.0 million of short-term securities, taking advantage of market opportunities to realize gains while providing funding for the growth in the loan portfolio.

Non-interest Expense. Non-interest expense increased $16,000, or 1.4%, to $1,175,000 for the three-month period ended March 31, 2009 compared to $1,159,000 for the same period in 2008, and increased $95,000, or 4.2%, to $2,375,000 for the six months ended March 31, 2009, compared to the same 2008 period. Compensation and benefits increased by $3,000 and $66,000 for the three and six months ended March 31, 2009, compared to the same 2008 periods. The increase in compensation expense is primarily attributable to the re-filling of two positions which were vacant in the 2008 period, an increase in director fees and an increase in the directors’ retirement plan expense. The increase in the retirement plan expense is related to the increase in director fees, as well as a change in the payment period to ten years from seven years. Service bureau and data processing expense increased by $16,000 and $35,000 related to both the growth of the Bank as well as the maintenance, monitoring and security of our systems and networks. Federal insurance premium expense increased by $33,000 and $36,000 for the three and six months ended March 31, 2009, respectively, compared to the same 2008 periods. The FDIC increased the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 from previous levels of five to seven basis points, and to between 12 and 16 basis points thereafter. The FDIC is also implementing changes to the risk-based assessment system, which will include higher rates for some institutions that rely significantly on secured liabilities or brokered deposits. In addition, the FDIC adopted an interim rule setting a special assessment of 20 basis points for June 30, 2009, to be collected September 30, 2009. It is possible the special assessment will be reduced to 10 basis points if Congress approves an increase in the FDIC’s line of credit from the Treasury, but a final determination has not been made. An assessment of 20 basis points on the Bank’s March 31 deposit base would amount to approximately $270,000. The Bank is also participating in the FDIC’s temporary transaction account guarantee program under which the FDIC fully guarantees all non-interest bearing transaction accounts. Under this program, the Bank is assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000. The Bank has opted out of the FDIC’s temporary liquidity guarantee program under which the FDIC guarantees senior unsecured debt of banks and their holding companies. Partially offsetting these increases is a decline in other expense of $30,000 and $19,000 for the three and six months ended March 31, 2009, compared to the same 2008 periods, related primarily to expenses associated with compliance with the Sarbanes-Oxley Act, as well as a decline in occupancy and equipment expense of $6,000 and $23,000 for the same periods, primarily due to a decrease in depreciation expense, as a number of fixed assets became fully depreciated.

Income Tax Expense. The Company recorded a tax benefit of $232,000 and $153,000 for the three and six months ended March 31, 2009, respectively, resulting in an effective tax rate of 41.3% and 45.5%, respectively. For the three and six months ended March 31, 2008, the Company recorded tax expense of $31,000 and $95,000, respectively, resulting in an effective tax rate of 29.0 % and 35.4%, respectively. The decrease in tax expense is primarily attributable to the decrease in earnings.

Liquidity and Regulatory Capital Compliance

On March 31, 2009, the Bank was in compliance with its regulatory capital requirements as follows:

(Dollars in thousands)
	Amount	Percent
Tangible capital	$13,052	7.64%
Tangible capital requirement	2,562	1.50%
Excess over requirement	$10,490	6.14%

Core capital	$13,052	7.64%
Core capital requirement	6,831	4.00%
Excess over requirement	$6,221	3.64%

Risk-based capital	$14,186	13.09%
Risk-based capital requirement	8,673	8.00%
Excess over requirement	$5,513	5.09%

The Company anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 2009, the Bank had outstanding commitments to fund loans of $5.5 million, commitments on unused lines of credit of $12.0 million, undisbursed construction loans of $2.7 million, $133,000 in outstanding letters of credit and $582,000 in outstanding commitments to sell loans. Certificates of deposit scheduled to mature in one year or less as of March 31, 2009 totaled $53.8 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

	At or for the Three Months
	Ended March 31,
	2009 (1)	2008 (1)
Earnings per common share (2):
Basic	$(0.20)	$0.05
Diluted	$(0.20)	$0.05
Return on average assets (1)	(.78)%	.20%
Return on average equity (1)	(7.47)%	1.80%
Interest rate spread (1)	2.90%	2.80%
Net interest margin (1)	3.37%	3.45%
Non-interest expense to average assets (1)	2.77%	3.06%
Non-performing assets to total assets	3.63%	1.09%
Non-performing loans to total loans	4.85%	1.13%

	At March 31,
	2009	2008

Book value per share (3)	$10.18	$10.03

___________

(1)	The ratios for the three-month periods presented are annualized.
(2)

The average number of shares outstanding during the three months ended March 31, 2009, was 1,667,002 basic and 1,667,999 diluted. The average number of shares outstanding during the three months ended March 31, 2008, was 1,657,851 basic and 1,661,100 diluted.

(3)	There were 1,718,473 shares outstanding as of March 31, 2009 and 2008.

	For the Six Months
	Ended March 31,
	2009 (1)	2008 (1)
Earnings per common share (2):
Basic	$(0.11)	$0.10
Diluted	$(0.11)	$0.10
Return on average assets (1)	(.22)%	.23%
Return on average equity (1)	(2.09)%	2.05%
Interest rate spread (1)	2.98%	2.67%
Net interest margin (1)	3.47%	3.35%
Non-interest expense to average assets (1)	2.89%	3.03%

_____________

(1)	The ratios for the six-month periods presented are annualized.
(2)

The average number of shares outstanding during the six months ended March 31, 2009, was 1,665,858 basic and 1,667,132 diluted. The average number of shares outstanding during the six months ended March 31, 2008, was 1,656,707 basic and 1,661,273 diluted.

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

ITEM 1A.	RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through 31	657 **	$5.25		107,850
February 1 through 28	300 **	5.82		107,850/ $250,000
March 1 through 31	400 **	5.93		107,850/ $250,000
Total	1,357	$5.57

*

The Company announced the repurchase of up to approximately 85,500 shares on December 13, 2005 and 47,000 shares for the RSP on January 31, 2006. The Company announced the repurchase of up to $250,000 of its stock on February 24, 2009.

**	Represents shares purchased for the Deferred Compensation Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on January 26, 2009 and the following matters were voted upon:

Proposal I – Election of Directors for terms to expire in 2012

	For	Withheld
John A. LaVecchia	1,246,404	70,825
George N. Nyikita	1,244,805	72,424

Proposal II – Ratification of Appointment of Accountants for the fiscal year ended September 30, 2009

For	Against	Abstain
1,206,191	110,442	596

There were no broker non-votes on proposals I or II.

ITEM 5.	OTHER INFORMATION

(a)	Not applicable
(b)	Not applicable

ITEM 6.	EXHIBITS

List of Exhibits:

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.1	Directors Consultation and Retirement Plan*******
10.2	Stock Option Plan****
10.3	Restricted Stock Plan****
10.4	Employment Agreement between Janice A. Summers and Roebling Bank
10.5	Employment Agreement between Frank J. Travea, III and Roebling Bank
10.6	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.7	Roebling Bank 2006 Restricted Stock Plan*****
10.8	Directors Change in Control Severance Plan******
10.9	Directors Deferred Compensation Agreement between John J. Ferry and Roebling Bank*******
10.10	Directors Deferred Compensation Agreement between George N. Nyikita and Roebling Bank*******
10.11	Directors Deferred Compensation Agreement between Mark V. Dimon and Roebling Bank
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification

__________________

*	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-59069) filed with the
Commission on September 30, 2004.
**	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended
March 31, 2005.
***	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No.
333-116312) filed with the Commission on June 9, 2004.
****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-
119839) filed with the Commission on October 20, 2004.
*****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-
132059) filed with the Commission on February 27, 2006.

******   Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended

March 31, 2008.

*******Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended

December 31, 2008.

ROEBLING FINANCIAL CORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROEBLING FINANCIAL CORP, INC.
Date: May 15, 2009	By:	/s/ Frank J. Travea, III
Frank J. Travea, III President and Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2009	By:	/s/ Janice A. Summers
Janice A. Summers Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)