Form 10-Q
period 2009-06-30
Roebling Financial Corp, Inc.
filed 2009-08-14
CIK 1293283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2009

OR

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

Indicate by check mark whether the Registrant 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and 2) has been subject to such filing requirements for the past 90 days: Yes X No__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X_

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 12, 2009

Class	Outstanding
$.10 par value common stock	1,686,527 shares

ROEBLING FINANCIAL CORP, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

INDEX

		Page Number

PART I – FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.
Item 1	Consolidated Financial Statements and Notes Thereto	1 – 14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4T.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	22

SIGNATURES		23

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share data)

	June 30,	September 30,
	2009	2008

Assets

Cash and due from banks	$2,271	$2,513
Interest-bearing deposits	1,103	3,842
Total cash and cash equivalents	3,374	6,355

Securities available for sale	43,704	32,853
Securities held to maturity	166	181
Loans receivable, net	120,587	109,474
Real estate owned	306	306
Accrued interest receivable	604	675
Federal Home Loan Bank of New York stock, at cost	895	445
Premises and equipment	3,222	3,363
Other assets	1,677	1,014
Total assets	$174,535	$154,666

Liabilities and Stockholders’ Equity

Liabilities

Deposits	$141,834	$130,574
Borrowed funds	13,800	5,000
Advances from borrowers for taxes and insurance	511	444
Other liabilities	1,459	1,340
Total liabilities	157,604	137,358

Stockholders’ equity

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized;
none issued	—	—
Common stock; $0.10 par value; 20,000,000 shares authorized;
1,718,473 issued	172	172
Additional paid-in-capital	10,389	10,442
Treasury stock, at cost; 31,946 shares at June 30, 2009; none at September 30, 2008	(190)	—
Unallocated employee stock ownership plan shares	(407)	(465)
Unallocated restricted stock plan shares	(103)	(94)
Deferred compensation obligation	175	158
Stock purchased for deferred compensation plan	(175)	(158)
Retained earnings - substantially restricted	6,539	7,297
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of tax	723	175
Defined benefit plan, net of tax	(192)	(219)
Total stockholders’ equity	16,931	17,308

Total liabilities and stockholders’ equity	$174,535	$154,666

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	June 30,
	2009	2008

Interest income:
Loans receivable	$1,633	$1,726
Securities	493	385
Other interest-earning assets	14	18
Total interest income	2,140	2,129

Interest expense:
Deposits	678	681
Borrowed funds	120	74
Total interest expense	798	755

Net interest income before provision for loan losses	1,342	1,374
Provision for loan losses	850	80
Net interest income after provision for loan losses	492	1,294

Non-interest income:
Loan fees	37	17
Account servicing and other	105	103
Gain on sale of loans	20	—
Total non-interest income	162	120

Non-interest expense:
Compensation and benefits	641	608
Occupancy and equipment	147	155
Service bureau and data processing	134	129
Federal deposit insurance premiums	138	25
Other expense	246	254
Total non-interest expense	1,306	1,171

Income (loss) before income tax (benefit)	(652)	243
Income tax (benefit)	(261)	90
Net income (loss)	(391)	153

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale, net of tax	45	(211)
Adjustment to minimum pension liability	7	2
Comprehensive loss	($339)	($56)

Earnings (loss) per common share:
Basic	($0.24)	$0.09
Diluted	($0.24)	$0.09

Weighted average number of shares outstanding:
Basic	1,653	1,660
Diluted	1,653	1,662

See notes to unaudited consolidated financial statements

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Nine Months Ended
	June 30.
	2009	2008

Interest income:
Loans receivable	$4,885	$5,237
Securities	1,553	1,231
Other interest-earning assets	33	59
Total interest income	6,471	6,527

Interest expense:
Deposits	2,093	2,502
Borrowed funds	295	231
Total interest expense	2,388	2,733

Net interest income before provision for loan losses	4,083	3,794
Provision for loan losses	1,945	213
Net interest income after provision for loan losses	2,138	3,581

Non-interest income:
Loan fees	72	47
Account servicing and other	314	334
Gain on sale of loans	29	2
Gain on sale of securities	140	—
Total non-interest income	555	383

Non-interest expense:
Compensation and benefits	1,930	1,832
Occupancy and equipment	439	471
Service bureau and data processing	409	369
Federal deposit insurance premiums	219	70
Other expense	683	710
Total non-interest expense	3,680	3,452

Income (loss) before income tax (benefit)	(987)	512
Income tax (benefit)	(414)	186
Net income (loss)	(573)	326

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of tax	629	220
Reclassification adjustment for gains included in net income	(81)	—
Adjustment to minimum pension liability	27	5
Comprehensive income	$2	$551

Earnings (loss) per common share:
Basic	($0.35)	$0.20
Diluted	($0.35)	$0.20

Weighted average number of shares outstanding:
Basic	1,662	1,658
Diluted	1,662	1,662

See notes to unaudited consolidated financial statements

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

							Common		Accumulated
		Additional		Unallocated	Unallocated	Deferred	Stock for		Other
	Common	Paid-in	Treasury	ESOP	RSP	Compensation	Deferred	Retained	Comprehensive
	Stock	Capital	Stock	Shares	Shares	Obligation	Compensation	Earnings	Income (Loss)	Total

Balance at September 30, 2008	$172	$10,442	$—	($465)	($94)	$158	($158)	$7,297	($44)	$17,308

Net loss for the nine months
ended June 30, 2009	—	—	—	—	—	—	—	(573)	—	(573)

Dividends paid on common stock	—	—	—	—	—	—	—	(167)	—	(167)

Treasury stock purchased	—	—	(190)	—	—	—	—	—	—	(190)

Amortization of ESOP shares	—	(17)	—	58	—	—	—	—	—	41

Change in unrealized gain (loss) on
securities available for sale, net of tax	—	—	—	—	—	—	—	—	548	548

Deferred compensation plan	—	—	—	—	—	17	—	—	—	17

Common stock acquired for
deferred compensation plan	—	—	—	—	—	—	(17)	—	—	(17)

Common stock acquired by RSP	—	—	—	—	(60)	—	—	—	—	(60)

Allocation of RSP shares	—	(32)	—	—	51	—	—	—	—	19

Tax expense of stock benefit plans	—	(4)	—	—	—	—	—	—	—	(4)

Adjustment to mimimum pension
liability, net of tax	—	—	—	—	—	—	—	—	20	20

Adjustment to apply FASB
Statement No. 158 measurement
date provisions, net of tax	—	—	—	—	—	—	—	(18)	7	(11)

Balance at June 30, 2009	$172	$10,389	($190)	($407)	($103)	$175	($175)	$6,539	$531	$16,931

See notes to unaudited consolidated financial statements

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	($573)	$326
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation	192	239
Amortization of premiums and discounts, net	3	(17)
Amortization of deferred loan fees and costs, net	(2)	(5)
Provision for loan losses	1,945	213
Gain on sale of securities available for sale	(140)	—
Gain on sale of loans	(29)	(2)
Originations of loans held for sale, net of repayments	(4,410)	(1,240)
Proceeds from sale of loans held for sale	4,439	1,242
Loss on disposition of premises and equipment	4	—
Increase in other assets	(1,037)	(83)
Decrease in accrued interest receivable	71	116
Increase in other liabilities	133	45
Amortization/allocation of ESOP and RSP	60	100
Increase in deferred compensation stock obligation	17	—
Net cash provided by operating activities	673	934

Cash flows from investing activities:
Purchase of securities available for sale	(26,411)	(6,381)
Proceeds from sales of securities available for sale	3,140	—
Proceeds from payments and maturities of securities available for sale	13,470	9,324
Proceeds from payments and maturities of securities held to maturity	15	49
Loan originations, net of principal repayments	(13,056)	(6,974)
(Purchase) redemption of Federal Home Loan Bank stock	(450)	38
Purchase of premises and equipment	(55)	(46)
Net cash used in investing activities	(23,347)	(3,990)

Cash flows from financing activities:
Net increase in deposits	11,260	4,934
Net increase (decrease) in short-term borrowed funds	800	(1,000)
Proceeds from (repayment of) long-term borrowed funds	8,000	(1,000)
Increase in advance payments by borrowers for taxes and insurance	67	20
Dividends paid	(167)	(165)
Purchase of treasury stock	(190)	—
Purchase of common shares by RSP	(60)	—
Purchase of common shares for deferred compensation plan	(17)	—
Net cash provided by financing activities	19,693	2,789

Net decrease in cash and cash equivalents	(2,981)	(267)
Cash and cash equivalents at beginning of period	6,355	3,460
Cash and cash equivalents at end of period	$3,374	$3,193

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$2,389	$2,736
Income taxes	481	187
Transfer of loans to real estate owned	—	306

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

The results of operations for the three and nine months ended June 30, 2009, are not necessarily indicative of the results to be expected for the year ending September 30, 2009, or any other future interim period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-K.

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

The following is a summary of the Company’s earnings per share calculations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Net income	$(390,548)	$152,973	$(573,413)	$326,430

Weighted average common shares outstanding for computation of basic EPS	1,653,316	1,660,139	1,661,677	1,657,851

Common-equivalent shares due to the dilutive effect of stock options and RSP awards	—	2,237	—	3,790

Weighted average common shares for computation of diluted EPS	1,653,316	1,662,376	1,661,677	1,661,641

Earnings per common share:
Basic	$(.24)	$.09	$(.35)	$.20
Diluted	(.24)	.09	(.35)	.20

NOTE 3 – TREASURY STOCK

In February, 2009, the Company approved the repurchase of up to $250,000 of its common stock. In May, 2009, the Company acquired 31,946 shares at a cost of approximately $190,000 or an average of $5.90 per share.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

	June 30, 2009
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

U.S. Government and Agency Securities:
Due within one year	$1,000,000	$11,630	$—	$1,011,630
Due after one year through five years	3,750,000	37,839	1,418	3,786,421
Due after five years through ten years	1,500,000	4,748	—	1,504,748

Marketable Equity Securities	2,888	—	2,656	232

Residential Mortgage-backed Securities	36,247,155	1,167,397	13,484	37,401,068

	$42,500,043	$1,221,614	$17,558	$43,704,099

	September 30, 2008
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

U.S. Government and Agency Securities:
Due within one year	$2,735,000	$3,125	$228	$2,737,897
Due after one year through five years	8,500,000	116,919	—	8,616,919
Due after five years through ten years	2,250,000	35,168	—	2,285,168

Marketable Equity Securities	2,888	—	2,276	612

Residential Mortgage-backed Securities	19,073,150	165,838	26,382	19,212,606

	$32,561,038	$321,050	$28,886	$32,853,202

For the nine months ended June 30, 2009, proceeds from the sale of securities available for sale totaled approximately $3.1 million, resulting in $140,000 gain on sale. There were no sales of investment securities or mortgage-backed securities during the year ended September 30, 2008.

Provided below is a summary of securities available for sale which were in an unrealized loss position at June 30, 2009 and September 30, 2008. Approximately $5,000 or 18% of the unrealized loss as of September 30, 2008 was comprised of securities in a continuous loss position for twelve months or more. No securities fell into this category as of June 30, 2009. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

	June 30, 2009
	Under One Year		One Year or More
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. Government and Agency Securities	$748,582	$1,418	$—	$—
Marketable Equity Securities	232	2,656	—	—
Residential Mortgage-backed Securities	2,409,570	13,484	—	—

Total available for sale	$3,158,384	$17,558	$—	$—

	September 30, 2008
	Under One Year		One Year or More
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. Government and Agency Securities	$734,772	$228	$—	$—
Marketable Equity Securities	612	2,276	—	—
Residential Mortgage-backed Securities	3,502,241	21,298	1,319,413	5,084

Total available for sale	$4,237,625	$23,802	$1,319,413	$5,084

NOTE 5 – SECURITIES HELD TO MATURITY

	June 30,	September 30,
	2009	2008

Residential Mortgage-backed Securities:
Amortized cost	$166,629	$180,818
Gross unrealized gains	1,994	2,779
Gross unrealized losses	(160)	(1,437)

Estimated fair value	$168,463	$182,160

NOTE 6 – BENEFIT PLANS

Stock Option Plan

The Company has stock option plans (“Plans”) which authorized the issuance of up to 168,746 shares upon the exercise of stock options that may be awarded to officers, directors, key employees, and other persons providing services to the Company. Shares issued on the exercise of options may be authorized but unissued shares, treasury shares or shares acquired on the open market. The options granted under the Plans constitute either Incentive Stock Options or Non-Incentive Stock Options. The options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant and expire not more than 10 years after the date of grant. At June 30, 2009, there were 16,434 shares remaining for future option awards.

The following table summarizes activity under the Plans for the nine months ended June 30, 2009:

		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding September 30, 2008	112,456	$10.896
Forfeited	(6,214)	3.595

Outstanding June 30, 2009	106,242	$11.302

The following table summarizes all options outstanding as of June 30, 2009, all of which are exercisable:

		Weighted
		Average
		Remaining
Number	Exercise	Contractual
of Shares	Price	Life
54,642	$10.000	6.6 years
51,600	12.725	7.2 years

106,242	$11.323	6.9 years

On October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), (“SFAS 123(R)”), Share-Based Payment. SFAS 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Under SFAS 123(R), compensation cost is recognized prospectively for new and modified awards over the related vesting period of such awards. Results for prior periods have not been restated. Prior to October 1, 2006, the Company accounted for these Plans under the recognition and measurement principles of APB 25 and related interpretations using the intrinsic value method. In accordance with APB 25, no compensation cost related to these Plans was reflected in net income prior to fiscal 2007, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the grant date. No stock option expense was recorded in the nine months ended June 30, 2009 or 2008 because all options were fully vested prior to fiscal 2007.

Restricted Stock Plan

The Company has restricted stock plans (“Plans”) which provide for the award of shares of restricted stock to directors, officers and employees. The Plans provide for the purchase of 67,496 shares of common stock in the open market to fund such awards. All of the Common Stock to be purchased by the Plans is purchased at the fair market value on the date of purchase. Awards under the Plans are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company’s Board of Directors and as a means of providing a further retention incentive. Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant. Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date. As of June 30, 2009, there were 20,403 shares remaining for future awards. Compensation expense for the Plans was approximately $6,000 and $24,000, respectively, for the three and nine-month periods ended June 30, 2009, compared to $5,000 and $36,000 for the same 2008 periods.

The following table summarizes changes in unvested shares for the nine months ended June 30, 2009:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Outstanding September 30, 2008	5,289	$11,082
Granted	6,257	5,750
Forfeited	(3,115)	8,800

Outstanding June 30, 2009	8,431	$7,968

For the nine months ended June 30, 2009, 6,257 shares were awarded with a grant date fair value of $5.75 per share. The awards vest 20% on the date of grant and 20% each of the next four years.

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

The ESOP is accounted for in accordance with Statement of Position 93-6, "Accounting for Employee Stock Ownership Plans," which was issued by the American Institute of Certified Public Accountants in November 1993. Accordingly, the ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $13,000 and $41,000, respectively, for the three and nine-month periods ended June 30, 2009, compared to $21,000 and $69,000 for the same 2008 periods.

Directors Consultation and Retirement Plan

Effective October 1, 2008, the Company adopted the measurement date provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of Financial Accounting Standards Board (“FASB”) Statement Nos. 87, 88, 106, and 132(R). SFAS No. 158 requires employers to measure the funded status of plans as of the date of its year-end statement of financial position, rather than an earlier date. As a result, the Company changed the measurement date to September 30 from July 1. The adjustment to initially apply the measurement date provisions of SFAS No. 158 resulted in a reduction of retained earnings and an increase in other comprehensive income of $18,000 and $7,000, respectively.

NOTE 7 – FAIR VALUE MEASUREMENTS

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

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices for similar assets or liabilities in active market;
quoted prices for identical or similar assets or liabilities in inactive markets; or observable market data.

Level 3:	Unobservable inputs where there is little, if any, market activity and that are developed based on the best information available under the circumstances.

Determination of the appropriate level within the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement. Assets and liabilities as of June 30, 2009 measured at fair value, segregated by fair value hierarchy level, are summarized below:

(Dollars in thousands)	Level 1	Level 2	Level 3	Level 4

Securities available for sale	$--	$43,704	$ --	$43,704
Impaired loans	--	--	4,472	4,472
Real estate owned	--	--	306	306

A loan is deemed to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are evaluated at the time they are identified as impaired and, if collateral-dependent, are valued at the lower of the recorded investment or the fair value of the collateral. The value of real estate is generally based on the appraised value, adjusted for costs to sell. If a valuation adjustment is required, a specific allowance is established, with a transfer from the general valuation allowance. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly. Impaired loans had outstanding balances of $5,777,000 and $392,000 at June 30, 2009 and September 30, 2008, respectively, with valuation allowances of $1,145,000 and $44,000, respectively. At June 30, 2009, impaired loans of $5.6 million had associated valuation allowances of $1,145,000, while $158,000 in impaired loans had no valuation allowances. The $392,000 balance at September 30, 2008 represented one loan with a $44,000 valuation allowance. The average balance of impaired loans outstanding was $3.7 million and $1.9 million for the three and nine months ended June 30, 2009. There were no impaired loans outstanding for the three or nine months ended June 30, 2008. No interest income was recognized on impaired loans during the three or nine months ended June 30, 2009 or 2008.

Real estate owned represents one property that was written down to fair value less estimated costs to sell, based on the appraised value at the time of foreclosure, during the year ended September 30, 2008. No additional impairment was recorded during the nine months ended June 30, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses will be recognized in earnings at each subsequent reporting date on items for which the fair value option has been elected. The fair value option 1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, 2) is irrevocable (unless a new election date occurs) and 3) is applied only to entire instruments and not to portions of instruments. The statement is effective for the Company on October 1, 2008. Application of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 8 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

Cash and Cash Equivalents and Certificates of Deposit

The carrying amounts of cash and short-term instruments approximate their fair value.

Investment and Mortgage-Backed Securities

Fair values for securities, excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities approximate fair values.

Loans Receivable

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit Liabilities

The fair value of demand deposits, savings deposits and money market accounts are the amounts payable on demand. The fair values of certificates of deposit are based on the discounted value of contractual cash flows. The discount rate was estimated using the rate currently offered for deposits of similar remaining maturities.

Short-Term Borrowings

The carrying amounts of federal funds purchased, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Long-Term Debt

The fair value of long-term debt is estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.

Accrued Interest Receivable

The carrying amounts of accrued interest approximate their fair values.

Federal Home Loan Bank of New York Stock

Federal Home Loan Bank of New York stock is valued at cost.

Off-Balance-Sheet Instruments

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded. Their fair value would approximate fees currently charged to enter into similar agreements.

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2009
	Carrying	Fair
	Amount	Value

Financial Assets

Cash and cash equivalents	$3,374	$3,374
Securities available for sale	43,704	43,704
Securities held to maturity	166	168
Loans receivable	120,587	123,482
Accrued interest receivable	604	604
FHLB stock	895	895

Financial Liabilities

Deposits	141,834	143,843
Borrowed funds	13,800	14,101

The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Further, the foregoing estimates may not reflect the actual amount that could be realized if all or substantially all of the financial instruments were offered for sale.

In addition, the fair value estimates were based on existing on-and-off balance sheet financial instruments without attempting to value the anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets and liabilities include real estate owned, premises and equipment, and advances from borrowers for taxes and insurance. In addition, the tax ramifications related to the realization of the unrealized gains and losses have a significant effect on fair value estimates and have not been considered in any of the estimates.

Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. The lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.

NOTE 9 – SUBSEQUENT EVENTS

The Company has considered wither any events or transactions occurring after June 30, 2009 would require recognition or disclosure in the financial statements as of or for the three or nine-month periods ended June 30, 2009. Such evaluation was made through August 14, 2009, the date the financial statements are being issued. No such subsequent events were identified.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This Staff Position provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Its adoption did not have a material impact on our financial condition or results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This Staff Position amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Its adoption did not have a material impact on our financial condition or results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB No. 28, “Interim Financial Reporting”, to require such disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The required interim period disclosures are provided beginning with the June 30, 2009 consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009.  The adoption of SFAS No. 165 did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”).  The FASB issued SFAS No. 166 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The FASB undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), that are not consistent with the original intent and key requirements of SFAS No. 140 and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  SFAS No. 166 must be applied to transfers occurring on or after the effective date.  Additionally, the disclosure provisions of SFAS No. 166 should be applied to transfers that occurred both before and after the effective date of SFAS No. 166.  The Company does not expect the adoption of SFAS No. 166 will have a material impact on its financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The FASB believes that the issuance of SFAS No. 168 will not change GAAP.

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

Overview

At June 30, 2009, the Company had total assets, deposits, borrowings and stockholders’ equity of $174.5 million, $141.8 million, $13.8 million and $16.9 million, respectively. For the three months ended June 30, 2009, the Company reported a net loss of $391,000, or $.24 per diluted share, compared to net income of $153,000, or $.09 per diluted share, for the same period in 2008. For the nine months ended June 30, 2009, the Company reported a net loss of $573,000, or $.35 per diluted share, compared to net income of $326,000, or $.20 per diluted share, for the same period in 2008. The net loss for the three and nine month periods reflect significant provisions for loan losses due to an increase in non-performing loans, as well as the Federal Deposit Insurance Corporation’s special assessment, assessed on all insured institutions based on June 30, 2009 data.

Supervisory Agreement

On June 17, 2009, the Bank entered into a supervisory agreement with the Office of Thrift Supervision (“OTS”), the Bank’s primary federal regulator, which restricts the Bank’s ability to engage in certain lending activities and requires the Bank to take various corrective actions. As a result of the supervisory agreement, the Bank became subject to certain regulations, which limit future asset growth and increase the Bank’s supervisory expenses.

The supervisory agreement prohibits the Bank from making non-residential real estate loans, commercial loans, construction loans and loans secured by non-owner-occupied residential property (“investor loans”) or purchasing any loan participation without the prior written non-objection of the OTS except for loans originated pursuant to legally binding commitments existing as of March 31, 2009, renewals or modifications of loans of $500,000 or less secured by properties in the Bank’s local lending area and originations of one-to-four family construction loans secured by property in the Bank’s local lending area under binding sale contracts to an owner-occupant with permanent financing. The agreement further requires the Bank to adopt a plan for reducing its concentrations in non-residential real estate loans, investor loans, participation loans and construction loans and for reducing criticized assets. The Bank must also adopt a new loan loss allowance policy and correct loan underwriting and credit administration weakness cited in the most recent examination report. Finally, the agreement prohibits the Bank from taking brokered deposits without prior OTS approval. The supervisory agreement will remain in effect until modified, suspended or terminated by the OTS.

            As a result of the supervisory agreement, the Bank has also become subject to certain OTS regulations that prohibit it from increasing its total assets during any quarter in excess of an amount equal to net interest credited on deposits for the quarter without OTS approval. The Bank will also be assessed at a higher rate by the OTS for examinations and supervision and by the FDIC for federal deposit insurance.

Changes in Financial Condition

Total assets increased by $19.9 million, or 12.8%, to $174.5 million at June 30, 2009, from $154.7 million at September 30, 2008. This increase is primarily attributable to an $11.1 million increase in the loans receivable, net, portfolio and a $10.9 million increase in investment securities, partially offset by a $3.0 million decrease in cash and cash equivalents. Loans receivable, net, increased by 10.2%, to $120.6 million at June 30, 2009 from $109.5 million at September 30, 2008. The change in the loan portfolio is largely attributable to an increase of $15.2 million in the one-to-four family residential portfolio, as borrowers took advantage of low interest rates and refinanced, partially offset by a decrease of $2.1 million in the construction loan portfolio and a $1.8 million increase in the allowance for loan losses. Securities available for sale increased by 33.0%, to $43.7 million at June 30, 2009 from $32.9 million at September 30, 2008. Investment securities totaling $26.4 million were purchased during the nine months ended June 30, 2009, while payments and maturities on investment securities totaled $13.5 million and securities totaling $3.0 million were sold. The investment securities purchased were all issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and the majority are adjustable rate mortgage-backed securities. These transactions added balance sheet growth by taking advantage of market opportunities to enhance earnings with minimal anticipated credit, interest-rate or liquidity risk. Funding for the increase in the loan and investment portfolios was provided from deposits, which increased by $11.3 million; borrowed funds, which increased by $8.8 million; and the $3.0 million decrease in cash and cash equivalents. The increase in deposits is primarily attributable to the money market deposit accounts, which increased by $9.7 million. $5.0 million of that increase was from a short-term municipal deposit. Stockholders’ equity decreased $377,000 to $16.9 million at June 30, 2009 from $17.3 million at September 30, 2008. The decrease was primarily attributable to a net loss of $573,000, dividends paid of $167,000 and $190,000 for treasury stock purchased, partially offset by an increase in unrealized gain on securities available for sale, net of tax, of $548,000.

Results of Operations

Net Interest Income. For the three-months ended June 30, 2009, the Company reported net interest income before provision for loan losses of $1,342,000, which represents a decrease of $32,000 or 2.3% over the same period in 2008. The decrease in net interest income was the result of an increase in interest expense of $43,000, which more than offset an increase in interest income of $11,000. The interest rate spread was 2.79% for the three months ended June 30, 2009 compared to 3.20% for the three months ended June 30, 2008, while the net interest margin was 3.24% for the 2009 period compared to 3.79% for the 2008 period. For the nine-month period ended June 30, 2009, the Company reported net interest income before provision for loan losses of $4,083,000, compared to $3,794,000 for the nine months ended June 30, 2008, an increase of $289,000, or 7.6%. The interest rate spread was 2.91% for the nine months ended June 30, 2009 compared to 2.84% for the nine months ended June 30, 2008, while the net interest margin was 3.39% for the 2009 period compared to 3.49% for the 2008 period. The Company’s spread and margin declined for the three months ended June 30, 2009 compared to the same 2008 period, as the average yield on total interest-earning assets decreased by more than the average cost of funds.

The average balance of total interest-earning assets for the three months ended June 30, 2009 increased by $20.8 million compared to the three months ended June 30, 2008, while the average yield decreased to 5.18% from 5.89%. The increase in total interest income of $11,000 for the three months ended June 30, 2009 is comprised of an increase of $104,000 in interest income from securities and other interest-earning assets, partially offset by a decrease in interest income of $93,000 on loans receivable. Average loan receivable balances increased by $10.1 million for the three months ended June 30, 2009 compared to the same 2008 period, while the average yield decreased to 5.37% from 6.19%. The decline in yield is due to the decline in portfolio rates as adjustable-rate loans repriced downwards, new loans came into the portfolio at lower rates, reflecting lower market rates, and non-performing loans increased. For the three months ended June 30, 2009, the average balance of securities increased by $10.4 million compared to the same 2008 period, while the average yield decreased to 4.77% from 4.98%.

The average balance of total interest-earning assets for the nine months ended June 30 2009 increased by $16.3 million compared to the nine months ended June 30, 2008, while the average yield decreased to 5.39% from 6.04%. The decrease in total interest income of $56,000 for the nine months ended June 30, 2009 is comprised primarily of a decrease in interest income of $352,000 on loans receivable, partially offset by an increase of $296,000 in interest income from securities and other interest-earning assets. Average loan receivable balances increased by $7.1 million for the nine months ended June 30, 2009 compared to the same 2008 period, while the average yield decreased to 5.63% from 6.41%. For the nine months ended June 30, 2009, the average balance of securities increased by $8.6 million compared to the same 2008 period, while the average yield increased to 4.93% from 4.90%.

The average balance of interest-bearing liabilities increased by $21.1 million for the three months ended June 30, 2009 compared to same 2008 period, while the average cost decreased to 2.39% from 2.69%. The increase in total interest expense of $43,000 for the three months ended June 30, 2009 is comprised of a $46,000 increase in interest expense on borrowings, partially offset by a $3,000 decrease in interest expense on deposits. Average interest-bearing deposit balances increased by $13.4 million with a decrease in the average cost to 2.28% for the three months ended June 30, 2009, compared to 2.59% for the same 2008 period, while average borrowings increased by $7.6 million, with a decrease in the average cost to 3.24% from 4.13%.

The average balance of interest-bearing liabilities increased by $14.8 million for the nine months ended June 30, 2009 compared to same 2008 period, while the average cost decreased to 2.47% from 3.20%. The decrease in total interest expense of $345,000 for the nine months ended June 30, 2009 is comprised of a $409,000 decrease in interest expense on deposits, partially offset by a $64,000 increase in interest expense on borrowings. Average interest-bearing deposit balances increased by $8.3 million with a decrease in the average cost to 2.43% for the nine months ended June 30, 2009, compared to 3.12% for the same 2008 period, while average borrowings increased by $6.5 million, with a decrease in the average cost to 2.87% from 4.25%.

Provision for Loan Losses. The provision for loan losses was $850,000 and $1,945,000, respectively, for the three and nine month periods ended June 30, 2009, compared to $80,000 and $213,000 for the same periods in 2008. Charge-offs of $110,000 were recorded during the nine months ended June 30, 2009, $109,000 of which was on the short payoff of two non-performing construction loans and one non-performing loan secured by a single family residence. For the nine months ended June 30, 2008, charge-offs of $72,000 were recorded to write down a piece of land which we had acquired by deed in lieu of foreclosure. At June 30, 2009, the allowance for loan losses was $2,791,000 (2.26% of the loan portfolio) compared to $956,000 (.87% of the loan portfolio) at September 30, 2008. The increase in the allowance is due to an increase in the amount of delinquent and substandard loans, which the Company believes is a reflection of the deteriorating economy and declining real estate values. Non-performing loans were $7.9 million or 6.4% of total loans at June 30, 2009, compared to $922,000 or .83% at September 30, 2008. $6.3 million of the increase is attributable to five loans. One of the loans is a $1.7 million participation in a delinquent condominium construction loan. The project has experienced delays and pre-sales have not met expectations. Although the borrower had been working with us, he has not been able to come up with a viable plan and we are now proceeding with foreclosure. Two of the loans totaling $1.8 million are in default, have the same guarantor and are collateralized by multiple single-family residences. Foreclosure is anticipated on these properties. The fourth loan is a $1.2 million participation in a loan secured by a residential condominium. The borrower has defaulted and we are now in the process of foreclosure. The fifth loan has an outstanding balance of $1.6 million and is secured by an industrial building containing office and warehouse space. The borrower is experiencing financial difficulties and is delinquent, but is still making payments. Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio. This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors. However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Balance – beginning	$1,964,329	$810,687	$955,687	$749,736

Provision charged to income	850,000	80,000	1,945,000	212,500

Charge-offs	(23,346)	--	(109,704)	(71,549)

Balance – ending	$2,790,983	$890,687	$2,790,983	$890,687

Non-interest Income. Non-interest income increased $42,000, or 35.0%, to $162,000 for the three months ended June 30, 2009 and increased $172,000, or 44.9%, to $555,000 for the nine months ended June 30, 2009 compared to the same 2008 periods. The majority of the increase in non-interest income for the nine-month periods is attributable to the gain on sale of securities of $140,000. The Bank sold $3.0 million of short-term securities, taking advantage of market opportunities to realize gains while providing funding for the growth in the loan portfolio. In addition, loan fees and late charges increased by $20,000 and $25,000 for the three and nine months ended June 30, 2009, respectively, compared to the same 2008 periods, while gain on sale of loans increased by $20,000 and $27,000 for the three and nine months ended June 30, 2009, respectively, compared to the same 2008 periods. The increase in loan fees is primarily attributable to an increase in late charges collected. With the refinance market, a larger volume of residential loans were originated and sold, with a resulting increase in gain on sale of loans.

Non-interest Expense. Non-interest expense increased $135,000, or 11.5%, to $1,306,000 for the three-month period ended June 30, 2009 compared to $1,171,000 for the same period in 2008, and increased $228,000, or 6.6%, to $3,680,000 for the nine months ended June 30, 2009, compared to the same 2008 period. The increase in non-interest expense is due primarily to an increase in FDIC insurance premiums. Compensation and benefits increased by $33,000 and $98,000 for the three and nine months ended June 30, 2009, compared to the same 2008 periods. The increase in compensation expense is primarily attributable to the re-filling of two positions which were vacant for most of the 2008 period and an increase in the directors’ retirement plan expense. The increase in the retirement plan expense is related to an increase in director fees, as well as a change in the payment period to ten years from seven years. Service bureau and data processing expense increased by $5,000 and $40,000, largely related to the growth of the Bank and the maintenance, monitoring and security of our systems and networks. Federal deposit insurance premium expense increased by $113,000 and $149,000 for the three and nine months ended June 30, 2009, respectively, compared to the same 2008 periods. The FDIC increased the assessment rate for the most highly rated institutions to between 12 and 14 basis points for the first quarter of 2009 from previous levels of five to seven basis points, and to between 12 and 16 basis points thereafter. The FDIC is also implementing changes to the risk-based assessment system, which will include higher rates for some institutions that rely significantly on secured liabilities or brokered deposits. In addition, on May 22, 2009, the FDIC imposed a special assessment of 5 basis points, based on June 30, 2009 assets minus Tier 1 capital. $80,000 of the increase in deposit insurance expense represents the estimated amount of this one-time assessment. At the same time, the FDIC also indicated that it was probable that an assessment not greater than 5 basis points will be necessary in the fourth quarter of this year. The Bank is also participating in the FDIC’s temporary transaction account guarantee program under which the FDIC fully guarantees all non-interest bearing transaction accounts. Under this program, the Bank is assessed ten basis points for non-interest bearing transaction account balances in excess of $250,000. The Company and the Bank have opted out of the FDIC’s temporary liquidity guarantee program under which the FDIC guarantees senior unsecured debt of banks and their holding companies. Partially offsetting these increases were a decline in occupancy and equipment expense of $8,000 and $32,000 for the three and nine months ended June 30, 2009, compared to the same 2008 periods, as well as a decline in other expense of $8,000 and $27,000 for the same periods. The decrease in occupancy and equipment expense is primarily due to a decrease in depreciation expense, as a number of fixed assets became fully depreciated. The decline in other expense is related primarily to decreased expenses associated with compliance with the Sarbanes-Oxley Act, partially offset by an increase in legal and other expenses related to non-performing assets.

Income Tax Expense. The Company recorded tax benefits of $261,000 and $414,000 for the three and nine months ended June 30, 2009, respectively, resulting in an effective tax benefit rate of 40.0% and 41.9%, respectively. For the three and nine months ended June 30, 2008, the Company recorded tax expense of $90,000 and $186,000, respectively, resulting in an effective tax rate of 37.0 % and 36.3%, respectively. The decrease in tax expense is primarily attributable to the decrease in earnings.

Liquidity and Regulatory Capital Compliance

On June 30, 2009, the Bank was in compliance with its regulatory capital requirements as follows:

(Dollars in thousands)
	Amount	Percent
Tangible capital	$12,619	7.28%
Tangible capital requirement	2,600	1.50%
Excess over requirement	$10,019	5.78%

Core capital	$12,619	7.28%
Core capital requirement	6,933	4.00%
Excess over requirement	$5,686	3.28%

Risk-based capital	$13,977	12.86%
Risk-based capital requirement	8,692	8.00%
Excess over requirement	$5,285	4.86%

The Company anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 2009, the Bank had outstanding commitments to fund loans of $2.5 million, commitments on unused lines of credit of $12.5 million, undisbursed construction loans of $2.6 million and $116,000 in outstanding letters of credit. Certificates of deposit scheduled to mature in one year or less as of June 30, 2009 totaled $54.1 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

	At or for the Three Months
	Ended June 30,
	2009 (1)	2008 (1)
Earnings per common share (2):
Basic	$(0.24)	$0.09
Diluted	$(0.24)	$0.09
Return on average assets (1)	(.91)%	.40%
Return on average equity (1)	(9.02)%	3.55%
Interest rate spread (1)	2.79%	3.20%
Net interest margin (1)	3.24%	3.79%
Non-interest expense to average assets (1)	3.03%	3.09%
Non-performing assets to total assets	4.68%	.55%
Non-performing loans to total loans	6.37%	.40%

	At June 30,
	2009	2008

Book value per share (3)	$10.04	$10.01

____________

(1)	The ratios for the three-month periods presented are annualized.
(2)

The average number of shares outstanding during the three months ended June 30, 2009, was 1,653,316 basic and 1,653,316 diluted. The average number of shares outstanding during the three months ended June 30, 2008, was 1,660,139 basic and 1,662,376 diluted.

(3)	There were 1,686,527 shares outstanding at June 30, 2009 and 1,718,473 shares outstanding as of June 30, 2008.

	At or For the Nine Months
	Ended June 30,
	2009 (1)	2008 (1)
Earnings per common share (2):
Basic	$(0.35)	$0.20
Diluted	$(0.35)	$0.20
Return on average assets (1)	(.46)%	.29%
Return on average equity (1)	(4.38)%	2.56%
Interest rate spread (1)	2.91%	2.84%
Net interest margin (1)	3.39%	3.49%
Non-interest expense to average assets (1)	2.94%	3.06%

_____________

(1)	The ratios for the nine-month periods presented are annualized.
(2)

The average number of shares outstanding during the nine months ended June 30, 2009, was 1,661,677 basic and 1,661,677 diluted. The average number of shares outstanding during the nine months ended June 30, 2008, was 1,657,851 basic and 1,661,641 diluted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Notapplicable as the Company is a smaller reporting company.

ITEM 4T.	CONTROLS AND PROCEDURES

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

ITEM 1A.	RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs*	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
April 1 through 30	--	--	--	106,938
May 1 through 31	42,046 ***	$5.90	41,946	64,992
June 1 through 30	500 **	$5.90	--	64,992
Total	42,546	$5.90	41,946	64,992

*	The Company announced the repurchase of up to approximately 85,500 shares on December
13, 2005 and 47,000 shares for the RSP on January 31, 2006
**	Represents shares purchased for the Deferred Compensation Plan.
***	100 shares were purchased for the Deferred Compensation Plan; 10,000 shares for the RSP and 31,946 shares for treasury.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

(a)	Not applicable
(b)	Not applicable

ITEM 6.           EXHIBITS

List of Exhibits:

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.1	Directors Consultation and Retirement Plan*******
10.2	Stock Option Plan****
10.3	Restricted Stock Plan****
10.4	Employment Agreement between Janice A. Summers and Roebling Bank********
10.5	Employment Agreement between Frank J. Travea, III and Roebling Bank********
10.6	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.7	Roebling Bank 2006 Restricted Stock Plan*****
10.8	Directors Change in Control Severance Plan******
10.9	Directors Deferred Compensation Agreement between John J. Ferry and Roebling Bank*******
10.10	Directors Deferred Compensation Agreement between George N. Nyikita and Roebling Bank*******
10.11	Directors Deferred Compensation Agreement between Mark V. Dimon and Roebling Bank********
10.12	Supervisory Agreement, dated June 17, 2009*********
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification

__________________

*	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-59069) filed with the
Commission on September 30, 2004.
**	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the
quarter	ended March 31, 2005.
***	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No.
333-116312) filed with the Commission on June 9, 2004.
****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-
119839) filed with the Commission on October 20, 2004.
*****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-
132059) filed with the Commission on February 27, 2006.
******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the
quarter ended March 31, 2008.
*******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter nded December 31, 2008.
********	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
*********	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the
Commission on June 18, 2009.

ROEBLING FINANCIAL CORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROEBLING FINANCIAL CORP, INC.
Date: August 14, 2009	By:	/s/ Frank J. Travea, III
Frank J. Travea, III President and Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2009	By:	/s/ Janice A. Summers
Janice A. Summers Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)