Form 10-K
period 2009-09-30
Roebling Financial Corp, Inc.
filed 2009-12-29
CIK 1293283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009

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

Common Stock, $0.10 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐YES ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☒ NO

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☒ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐YES ☒ NO

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7.5 million as of the last business day of the Registrant’s most recently completed second quarter (March 31, 2009) based on the last sale ($5.90 per share) reported on the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, the registrant’s stock benefit plan trusts and all shareholders beneficially owning more than 10% of the registrant’s common stock.

As of December 18, 2009, there were 1,686,527 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2009 (Parts I & II)
2.	Portions of the Registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders. (Part III)

ROEBLING FINANCIAL CORP, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended September 30, 2009

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

Supervisory Agreement

On June 17, 2009, the Bank entered into a supervisory agreement (the “Supervisory Agreement”) with the Office of Thrift Supervision (“OTS”), the Bank’s primary federal regulator, which restricts the Bank’s ability to engage in certain lending activities and requires the Bank to take various corrective actions. As a result of the Supervisory Agreement, the Bank became subject to certain regulations, which limit future asset growth and increase the Bank’s supervisory expenses.

The Supervisory Agreement prohibits the Bank from making non-residential real estate loans, commercial loans, construction loans and loans secured by non-owner-occupied residential property (“investor loans”) or purchasing any loan participation without the prior written non-objection of the OTS except for loans originated pursuant to legally binding commitments existing as of March 31, 2009, renewals or modifications of loans of $500,000 or less secured by properties in the Bank’s local lending area and originations of one-to-four family construction loans secured by property in the Bank’s local lending area under binding sale contracts to an owner-occupant with permanent financing. The Supervisory Agreement further requires the Bank to adopt a plan for reducing its concentrations in non-residential real estate loans, investor loans, participation loans and construction loans and for reducing criticized assets. The Bank must also adopt a new loan loss allowance policy and correct loan underwriting and credit administration weaknesses cited in the most recent examination report. Finally, the Supervisory Agreement prohibits the Bank from taking brokered deposits without prior OTS approval. The Supervisory Agreement will remain in effect until modified, suspended or terminated by the OTS. The Bank believes that it is in compliance with the Supervisory Agreement.

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

Roebling Bank has the only two branches located in Roebling. Two financial institutions, including a Trenton-based community bank, however, opened branches in the past few years just outside the town limits and Roebling Bank has experienced increased competition for deposits from these institutions. Roebling Bank has one of the two branches in New Egypt and held approximately 37% of the FDIC-insured deposits there at June 30, 2009 according to data compiled by the FDIC. There have also been several new entrants into nearby locales in the New Egypt marketplace which has increased competition in this area as well. The foregoing data does not reflect deposits held by credit unions. There are a number of other financial institutions in the Westampton and Delran markets.

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

Lending Activities

The Company’s principal lending activity is the origination of loans secured by real property in Southern New Jersey. At September 30, 2009, the Bank’s loan portfolio included $62.1 million in loans secured by liens on one-to-four family properties, $27.5 million in home equity loans, $21.4 million in loans secured by commercial real estate, $5.8 million in loans secured by land or properties under construction and $3.8 million in loans secured by multi-family properties. The Bank’s loan portfolio also includes commercial and consumer loans. Under the Supervisory Agreement, the Bank may not make non-residential real estate loans, commercial loans, construction loans and loans secured by non-owner-occupied residential property without prior written non-objection from the OTS. The majority of the Bank’s borrowers are located in Southern New Jersey and could be expected to be similarly affected by economic and other conditions in this area. The Company does not believe that there are any other concentrations of loans or borrowers in its portfolio.

Loan Portfolio Composition. The following table sets forth information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated.

	At September 30,
	2009		2008		2007
	$	%	$	%	$	%
	(Dollars in thousands)
Real estate loans:
One-to-four family	$62,138	50.80%	$47,723	41.60%	$43,806	40.43%
Multi-family	3,801	3.11	3,849	3.36	3,868	3.57
Construction and land	5,785	4.73	12,715	11.08	15,017	13.86
Commercial real estate	21,424	17.51	20,002	17.44	15,496	14.30
Total real estate loans	93,148	76.15	84,289	73.48	78,187	72.16
Consumer and other loans:
Home equity	27,530	22.51	27,867	24.29	27,629	25.50
Commercial	1,290	1.05	2,294	2.00	2,267	2.09
Other consumer	350	0.29	265	0.23	265	0.25
Total consumer and other loans	29,170	23.85	30,426	26.52	30,161	27.84
Total loans	122,318	100.00%	114,715	100.00%	108,348	100.00%

Less:
Loans in process	987		4,299		4,868
Net deferred loan origination fees (costs)	(17)		(14)		(42)
Allowance for loan losses	2,920		956		750
Total loans, net	$118,428		$109,474		$102,772

Loan Maturity Table. The following table sets forth the contractual maturities of the Company’s loan portfolio at September 30, 2009. The table does not reflect anticipated prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities. Demand loans, loans having no stated schedule of payments and no stated maturity and overdrafts are shown as due in one year or less. Amounts shown are net of loans in process.

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(In thousands)
Real estate loans:
One-to-four family	$3,882	$1,338	$56,918	$62,138
Multi-family	840	—	2,961	3,801
Construction and land	4,661	—	137	4,798
Commercial real estate	861	2,447	18,116	21,424
Consumer and other loans:
Home equity	155	3,255	24,120	27,530
Commercial	333	606	351	1,290
Other consumer	17	160	173	350
Total	$10,749	$7,806	$102,776	$121,331

The following table sets forth as of September 30, 2009 the dollar amount of all loans due after September 30, 2010, which have fixed interest rates and floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One-to-four family	$27,386	$30,870	$58,256
Multi-family	—	2,961	2,961
Construction and land	—	137	137
Commercial real estate	3,209	17,354	20,563
Consumer and other loans:
Home equity	18,572	8,803	27,375
Commercial	554	403	957
Other consumer	183	150	333
Total	$49,904	$60,678	$110,582

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

The Company’s portfolio also includes mortgage loans on non-owner occupied one-to-four family residences. Such loans are generally offered with variable rates or balloons which typically adjust or mature, respectively, within 10 years. Renewal of balloon mortgage loans is based on the credit history as well as the current qualification of the borrower at the time of renewal. Loan origination fees on loans are generally 0% to 3% of the loan amount depending on the market rate and customer demand. At September 30, 2009, the Bank’s one-to-four family mortgage portfolio included approximately $10.4 million in loans secured by non-owner-occupied residential properties. Loans secured by non-owner-occupied property are generally considered to involve a higher degree of credit risk than the financing of owner-occupied properties since repayment may be affected by the continued receipt of rental income from such properties.

The Company generally retains adjustable and shorter-term, fixed-rate loans in its portfolio and sells qualifying longer-term fixed-rate loans to Fannie Mae pursuant to forward commitments and retains the servicing rights. Generally, fixed-rate loans have a 10 to 40 year term to maturity. Non-conforming, fixed-rate loans are both retained in the Company’s portfolio and sold in the secondary market to private entities, servicing released. At September 30, 2009 there were no loans classified as held for sale. See “-- Loan Servicing, Purchases and Sales.”

Construction and Land Lending. The Company’s loan portfolio includes residential and commercial construction loans and loans secured by undeveloped land. Construction loans are classified as either pre-sold or speculative real estate loans at the time of origination, depending on whether a buyer is under contract of sale, and are generally limited to the counties within or surrounding the Company’s primary market areas. Construction loans are made to local individuals for the purpose of constructing their single-family residence, to real estate builders or developers for the purpose of constructing residential housing or nonresidential structures or to business customers for owner-occupied use. Land loans are generally made to builders and developers for the purpose of constructing improvements thereon. Under the Supervisory Agreement, the Bank may not make construction or land loans without prior written non-objection from the OTS, unless for the origination of one-to-four family construction loans secured by property in the Bank’s local leading area under binding sale contracts to an owner-occupant with permanent financing.

The Company’s construction loans generally have maturities of 6 to 18 months, with payments being made monthly on an interest-only basis. Construction loan rates generally adjust monthly based on the prime rate plus a margin of 0% to 3% and are generally made with maximum loan-to-value ratios of 80%. Land loans generally have terms of less than 18 months, loan-to-value ratios of 50% or less and interest rates from 0% to 3% over prime. It is the Company’s policy to limit land loans to amounts not in excess of what the developer can absorb in one year.

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

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property with a value that tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which is likely to be dependent upon the general economic environment). Under the Supervisory Agreement, the Bank may not make commercial loans or non-residential real estate loans without prior written non-objection from the OTS.

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

Due to the type and nature of the collateral and, in some cases the absence of collateral, consumer lending generally involves more credit risk compared to one-to-four family residential lending. Consumer lending collections are typically dependent on the borrower’s continuing financial stability, and thus, are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. Generally, collateral for consumer loans depreciates rapidly and often does not provide an adequate source of repayment of the outstanding loan balance. The Company attempts to limit its exposure in consumer lending by emphasizing home equity loans with the Board determining loan-to-value ratios.

Loans-to-One-Borrower Limit. Under federal law, a federal savings bank generally may not lend to one borrower in an amount greater than the higher of $500,000 or 15% of its unimpaired capital and surplus. At September 30, 2009, our legal loans-to-one-borrower limit was approximately $2.3 million. During 2009, we reduced our internal loans-to-one-borrower limit to $1,000,000 going forward.

At September 30, 2009, the largest amount of loans we had outstanding to any one borrower or group of borrowers was $1.8 million, which consisted of two loans, secured by multiple single-family residences. Our next largest lending relationship was $1.7 million and consisted of a construction loan secured by a multi-family property. These three loans are non-performing and in the process of foreclosure.

Loan Originations and Approval Authority. Loan originations are generally obtained from existing customers, members of the local community, and referrals from real estate brokers, lawyers, accountants, and current and past customers within the Company’s lending area.

Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant’s employment, income and credit standing. An appraisal or valuation determination, subject to regulatory requirements, of the real estate intended to secure the proposed loan is undertaken. The President has lending authority to make mortgage and commercial loans of up to $350,000 and unsecured loans of up to $15,000 while the Bank’s Chief Operating Officer and Loan Officers have lesser lending authorities to make secured and unsecured loans. A Loan Officer Committee of management has the authority to make secured loans up to $400,000. All other loans must be approved by the Board of Directors. All loans originated or purchased are underwritten by a lending officer, subject to the loan underwriting policies as approved by the Board of Directors. All purchased and originated loans are approved or ratified by the Board of Directors.

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

The Company generally underwrites fixed-rate, one-to-four family mortgage loans pursuant to Fannie Mae guidelines to facilitate sale in the secondary market. Fixed-rate mortgage loans may be sold with servicing retained. Non-conforming, fixed-rate loans may be sold in the secondary market to private entities, and the servicing of such loans is not retained. Commercial purpose loans or participations may be sold, generally to stay within loan-to-one-borrower limits and generally with servicing retained. During the year ended September 30, 2009, the Company sold $4.8 million of loans. The Company had no loans held-for-sale at September 30, 2009. The Company recognized loan servicing fees of $26,400 for the year ended September 30, 2009. As of September 30, 2009, loans serviced for others totaled $11.8 million.

The Company sells participations in its loans to other banks and purchases participations in loans from other banks. Roebling Bank also purchases participations in affordable housing and community development loans originated by the Thrift Institutions Community Investment Corporation of New Jersey (“TICIC”). Participations are sold without recourse and are accounted for as sales in accordance with generally accepted accounting principles. Participation agreements generally give transferees the right to pledge their ownership interests. A right of first refusal is required to be given to other participants before ownership interests are sold or assigned.

Loan Commitments. The Company issues written commitments to prospective borrowers on all approved mortgage loans, which generally expire within 30 days of the date of issuance. The Company charges a lock-in fee to lock in mortgage rates. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended up to 60 days. At September 30, 2009, the Company had $2.6 million of outstanding commitments to fund loans, $12.2 million of unused lines of credit, and $17,000 in outstanding letters of credit.

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

Non-Performing Assets. The following table sets forth information regarding non-accrual loans and real estate owned, as of the dates indicated. There were no loans contractually past due 90 days or more which were accruing interest at September 30, 2009. As of September 30, 2009, the Company has $336,000 in loans categorized as troubled debt restructurings as defined by generally accepted accounting principles.

	At September 30,
	2009	2008	2007
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to-four family residential real estate	$1,978	$—	$30
Construction and land	3,255	870	400
Commercial real estate	1,581	—	—
Consumer and other loans:
Home equity	50	52	—
Other consumer	—	—	—
Total non-accrual loans	$6,864	$922	$430
Accruing loans contractually past due 90 days or more:
Mortgage loans:
One-to-four family residential real estate	$—	$—	$—
Consumer and other loans:
Home equity	—	—	55
Other consumer	—	—	—
Total accruing loans contractually past due 90 days or more	$—	$—	$55
Total non-performing loans	$6,864	$922	$485
Real estate owned	$1,203	$306	$—
Other repossessed assets	$—	$—	$89
Total non-performing assets	$8,067	$1,228	$574
Total non-performing loans to total loans, net	5.66%	0.83%	0.47%
Total non-performing loans to total assets	3.98%	0.60%	0.33%
Total non-performing assets to total assets	4.68%	0.79%	0.39%

The increase in non-performing loans during the year ended September 30, 2009 is primarily attributable to five loans. One of the loans is a $1.7 million participation in a condominium construction loan. The project experienced delays, pre-sales have not met expectations and the borrower is in default. Although the borrower had been working with us, he has not been able to come up with a viable plan and we are now proceeding with foreclosure. Two of the loans totaling $1.8 million have the same guarantor and are collateralized by multiple single-family residences. The borrowers have defaulted and we are now in the process of foreclosure. The fourth loan is a participation in a $1.6 million loan secured by an industrial building containing office and warehouse space. The borrower is experiencing financial difficulties and is delinquent, but is still making payments. The fifth loan is a $1.3 million participation in a condominium construction loan. The project is complete but sales are occurring much slower, and at lower prices, than anticipated. The borrower is cooperative and is working very closely with the lead bank as he attempts to get the units sold and the loan re-paid. The increase in real estate owned is attributable to four residential properties that were taken in during the fiscal year ended September 30, 2009. The largest of these properties is a penthouse apartment in Philadelphia with a carrying value of $556,000.

For non-accrual loans outstanding at September 30, 2009 the Company would have recorded $421,000 in interest income for the year then ended, had the loans been current in accordance with their original terms. Interest income of $207,000 on these loans was included in net income for the fiscal year. At September 30, 2009, the Company had no loans which are not disclosed in the non-performing or classified asset tables as to which known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present loan repayment terms. Approximately $1.6 million of the allowance for loan losses related to non-performing loans at September 30, 2009.

Classified Assets. Office of Thrift Supervision (“OTS”) regulations require savings associations to evaluate and classify their assets on a regular basis in a manner consistent with the asset classification system used by OTS examiners. Under this classification system, problem assets are classified as “substandard,” “doubtful,” or “loss.” An asset is considered substandard if it is inadequately protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Regulations also provide for a “special mention” category for assets that do not expose an institution to sufficient risk to warrant adverse classification, but have potential weaknesses that deserve management’s close attention.

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

The following table sets forth the Company’s classified assets in accordance with its classification system at the dates indicated:

	At September 30,
	2009	2008	2007
	(In thousands)

Special Mention	$4,695	$1,787	$2,825
Substandard	4,138	2,883	400
Doubtful	2,409	—	—
Loss	—	—	—
Total	$11,242	$4,670	$3,225

At September 30, 2009, all of the substandard and doubtful assets were reflected in the non-performing asset table in the prior section. The special mention assets of $4.7 million included a total of 21 loans at September 30, 2009.

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

Our methodology for analyzing the allowance for loan losses consists of several components. Specific allocations are made for loans that are determined to be impaired. A loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For such loans, a specific allowance is established when the present value of expected future cash flows or the fair value of the collateral, adjusted for selling expenses, is less than the carrying value of the loan. The general allocation is determined by segregating the remaining loans into groups and applying a loss factor to each group. Loans are grouped by type, purpose and adverse classification. The loss factor is based on inherent and historical losses associated with each type of lending group, as well as economic and real estate market conditions and trends. For example, losses on one-to-four family residential loans are generally lower than consumer or commercial loans. We also look at the level of our allowance in proportion to nonperforming loans and total loans. We have established an overall ratio range that we have determined is prudent based on historical and industry data. An unallocated allowance represents the excess of the total allowance, determined to be in the established range, over the specific and general allocations.

The Company has used the same methodology in analyzing its allowance in each of the periods presented. We did, however, increase the reserve percentages that we apply in calculating the general allocation, based on an increase in nonperforming and classified loans and the economy and real estate market. The allowance for loan losses was 2.41%, 0.87% and 0.72% of total loans outstanding at September 30, 2009, 2008 and 2007, respectively.

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

Activity in the Allowance for Loan Losses. The following table sets forth information with respect to activity in the Company’s allowance for loan losses for the periods indicated:

	Year Ended September 30,
	2009	2008	2007
	(Dollars in thousands)
Total loans outstanding(1)	$121,348	$110,430	$103,521
Average loans outstanding	$116,495	$108,470	$96,229
Allowance balances (at beginning of period)	$956	$750	$703
Provision for loan losses	3,245	278	47
Charge-offs:
One-to-four family	(806)	—	—
Construction and land	(278)	(72)	—
Commercial	(194)	—	—
Consumer	(3)	—	—
Total charge-offs	(1,281)	(72)	—
Recoveries	—	—	—
Net charge-offs	(1,281)	(72)	—
Allowance balance (at end of period)	$2,920	$956	$750
Allowance for loan losses as a percent of total loans outstanding	2.41%	0.87%	0.72%
Net charge-offs as a percentage of average loans outstanding	1.10%	0.07%	0.00%

__________

(1)	Excludes allowance for loan losses.

Allocation of the Allowance for Loan Losses. The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2009		2008		2007
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One-to-four family (1)	$1,323	73.90%	$432	65.89%	$357	65.93%
Multi-family	95	3.13	47	3.36	43	3.57
Construction and land	767	3.96	142	11.08	112	13.86
Commercial real estate	654	17.66	242	17.44	170	14.30
Commercial	32	1.06	28	2.00	25	2.09
Consumer	17	0.29	18	0.23	16	0.25
Unallocated	32	—	47	—	27	—
Total	$2,920	100.00%	$956	100.00%	$750	100.00%

________

(1)	Includes home equity loans.

During the year ended September 30, 2009, the allowance for loan losses was increased to $2.9 million from $956,000 at September 30, 2008. The amount of the allowance was determined in accordance with the Bank’s methodology and reflects an increase in the amount of delinquent and impaired loans and higher reserve factors, which the Company believes is a reflection of the deteriorating economy and declining real estate values. The allowance was increased through a provision for loan losses of $3.2 million, which offset $1.3 million in charge-offs for the year. There were no recoveries during 2009. $1.4 million of the increase in the allowance in fiscal 2009 is in the specific allowance for loan losses, representing the allowance calculated on five of our impaired loans with principal balances totaling $4.9 million. The allowances resulted from a decrease in the fair value of the real estate collateral securing the loans. The general valuation allowance increased by $573,000 in fiscal 2009, primarily as a result of the application of higher reserve percentages. Charge-offs totaled $1.3 million, largely as a result of the write-down to fair value, less estimated costs to sell, of four properties acquired in foreclosure or by deed in lieu of foreclosure.

During the year ended September 30, 2008, the allowance for loan losses was increased to $956,000 from $750,000 at September 30, 2007. The amount of the allowance was determined in accordance with the Bank’s methodology and reflected growth in the loan portfolio, higher reserve percentages and an impaired construction loan. The allowance was increased through a provision for loan losses of $278,000, which offset $72,000 in charge-offs for the year. There were no recoveries during the year. The charge-off was related to one $400,000 non-performing acquisition and development loan for the purchase of a lot and the construction of a condominium project thereon. The construction was never begun and we obtained a deed in lieu of foreclosure in fiscal 2008. The charge-off amount was the amount required to write down the loan to the estimated fair value, less costs to sell, at the time we acquired the property.

Investment Activities

The Bank is required to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the OTS during its regular examinations. The OTS, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. At September 30, 2009, the Company had no securities of a single issuer, excluding U.S. government and agency securities, that exceeded 10% of stockholder’s equity.

Current regulatory and accounting guidelines regarding investment securities (including mortgage- backed securities) require us to categorize securities as “held to maturity,” “available for sale” or “trading.” As of September 30, 2009, we had securities classified as “held to maturity” and “available-for-sale” in the amount of $148,000 and $41.4 million, respectively, and had no securities classified as “trading.” Securities classified as “available for sale” are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At September 30, 2009, our securities available for sale had an amortized cost of $40.1 million and market value of $41.4 million. The changes in market value in our available-for-sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available-for-sale do not affect our income nor does it affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At September 30, 2009, the Company’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) local municipal obligations; (iv) mortgage-backed securities; (v) banker’s acceptances; (vi) certificates of deposit; (vii) investment grade corporate bonds; and (viii) commercial paper. The Board of Directors may authorize additional investments.

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

The Company may also invest in mortgage-related securities, primarily collateralized mortgage obligations, issued or sponsored by Ginnie Mae, Freddie Mac, and Fannie Mae. Collateralized mortgage obligations are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of collateralized mortgage obligation securities with varying maturities and amortization schedules as well as a residual interest, with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into “tranches” or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Collateralized mortgage obligations attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity.

Investment Portfolio Composition. The following table sets forth the carrying value of the Company’s investment securities portfolio at the dates indicated.

	At September 30,
	2009	2008	2007
	(In thousands)
Investment securities held-to-maturity:
Mortgage-backed securities	$148	$181	$242
Total investment securities held-to-maturity	148	181	242
Investment securities available-for-sale:
U.S. government and agency securities	5,528	13,640	19,993
Fannie Mae stock	1	1	24
Mortgage-backed securities	35,889	19,212	14,640
Total investment securities available-for-sale	41,418	32,853	34,657
Total investment securities	$41,566	$33,034	$34,899

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Company’s investment and mortgage-backed securities portfolio at September 30, 2009.

	At September 30, 2009 (1)
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)
Investment securities held-to-maturity
Mortgage-backed securities	$—	—%	$—	—%	$34	4.75%	$114	4.43%	$148	4.50%	$150
Total investment securities held-to-maturity	—	—	—	—	34	4.75	114	4.43	148	4.50	150

Investment securities available-for-sale
U.S. government and agency securities	$1,002	4.03%	$3,027	4.10%	$1,499	4.50%	$—	—%	$5,528	4.20%	$5,528
Mortgage-backed securities	1,085	3.84	1,224	4.57	1,131	5.53	32,449	4.65	35,889	4.65	35,889
Total investment securities available-for-sale	2,087	3.93	4,251	4.23	2,630	4.94	32,449	4.65	41,417	4.59	41,417

Total investment securities	$2,087	3.93%	$4,251	4.23%	$2,664	4.94%	$32,563	4.65%	$41,565	4.59%	$41,567

______________

(1)	The table does not include Fannie Mae stock, which is classified as available-for-sale. See “-- Investment Portfolio.”

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

Deposits. Consumer and commercial deposits are attracted principally from within the Company’s primary market area through the offering of a selection of deposit instruments including checking accounts, savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2009, the Company had no brokered deposits.

Certificates of Deposit. The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 2009.

Maturity Period	Certificates of Deposits
(In thousands)

Within three months	$6,231
Over three months through six months	1,950
Over six months through twelve months	2,925
Over twelve months	4,684
$15,790

Borrowings. The Bank may obtain advances from the Federal Home Loan Bank of New York (“FHLB”) to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Bank’s stock in the FHLB and a portion of the Bank’s mortgage loan and securities portfolios.Each FHLB borrowing has its own interest rate, which may be fixed or variable, and maturity date. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2009, the Bank had $13.0 million of fixed-rate advances outstanding with a weighted average rate of 3.53% and contractual maturities ranging from one to five years.

The following table sets forth the maximum month-end balance and the average balance of short-term FHLB advances for the periods indicated. These borrowings were advanced against the overnight line of credit.

	At or for the Year Ended September 30,
	2009	2008	2007
	(Dollars in thousands)

Average balance outstanding	$3,571	$1,412	$377
Maximum balance at end of any month	$8,600	$5,700	$4,000
Balance outstanding at end of period	$—	$—	$2,500
Weighted average rate during period	0.57%	2.89%	5.41%
Weighted average rate at end of period	—%	—%	5.24%

Personnel

As of September 30, 2009, the Company had 31 full-time and 21 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorizes the Secretary of the Treasury to purchase up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program or TARP. Troubled assets include residential or commercial mortgages and related instruments originated prior to March 14, 2008 and any other financial instrument that the Secretary determines, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, the purchase of which is necessary to promote financial stability. If the Secretary exercises his authority under TARP, EESA directs the Secretary of Treasury to establish a program to guarantee troubled assets originated or issued prior to March 14, 2008. The Secretary is authorized to purchase up to $250 billion in troubled assets immediately and up to $350 billion upon certification by the President that such authority is needed. The Secretary’s authority will be increased to $700 billion if the President submits a written report to Congress detailing the Secretary’s plans to use such authority unless Congress passes a joint resolution disapproving such amount within 15 days after receipt of the report. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Institutions selling assets under TARP will be required to issue warrants for common or preferred stock or senior debt to the Secretary. If the Secretary purchases troubled assets directly from an institution without a bidding process and acquires a meaningful equity or debt position in the institution as a result or acquires more than $300 million in troubled assets from an institution regardless of method, the institution will be required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial officer or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code.

EESA increased the maximum deposit insurance amount up to $250,000 until December 31, 2009 and removes the statutory limits on the FDIC’s ability to borrow from the Treasury during this period. The FDIC may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any loss on the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes.

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

In connection with the issuance of the senior preferred, participating publicly-traded institutions must issue to the Secretary immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The Secretary may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital. The Secretary will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval subject to a maximum reduction of 45%.

Under the recently enacted American Recovery and Reinvestment Act of 2009 (“ARRA”), the Secretary of Treasury, after consultation with the appropriate federal banking agency shall permit any recipient of funds under the TARP to repay such funds without regard to the source of the funds or any waiting period and when such assistance has been repaid, the Secretary shall liquidate any associated warrants at the current market value. ARRA has imposed additional compensation restrictions and corporate governance standards on companies participating in the TARP Capital Purchase Program. ARRA directs the Secretary of the Treasury to adopt standards for executive compensation that include limits on compensation that exclude incentives to take unnecessary and excessive risks that threaten the value of the participant while any assistance remains outstanding and provision for recovery by the participant of any bonus, retention award or incentive compensation paid to any senior executive officer and up to the 20 next mostly highly compensated employees of the participant based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate. The board of directors of any TARP participant must adopt policies on excessive or luxury expenditures, as identified by the Secretary. TARP participants will be required to annually allow shareholders to have a separate non-binding vote on executive compensation while a TARP investment is outstanding.

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC. The maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2013. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guarantees all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009, with the FDIC’s guarantee expiring by June 30, 2012 (the “Debt Guarantee Program”). Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank. After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued. In May, 2009, the Debt Guarantee Program issue end date and the guarantee expiration date were both extended, to October 31, 2009 and December 31, 2012, respectively. Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program. Participating institutions will be subject to surcharges for debt issued after that date. Effective October 1, 2009, the Transaction Account Guarantee Program was extended until June 30, 2010, with an increased assessment after December 31, 2009. The Company and the Bank opted out of the Debt Guarantee Program. The Bank did not opt out of the Transaction Account Guarantee Program or its extension.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on their past contributions to the predecessor to the Deposit Insurance Fund. The Bank used its special assessment credit to offset the cost of its deposit insurance premium until the fourth quarter of calendar 2007 when the credit was exhausted.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. Due to recent bank failures, the FDIC determined that the reserve ratio was 1.01% as of June 30, 2008. In accordance with the Reform Act, as amended by the Helping Families Save Their Home Act of 2009, the FDIC has established and implemented a plan to restore the reserve ratio to 1.15% within eight years. For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively. For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively. An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets. The assessment rate may be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%. Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I. An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%. The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase an institution’s base assessment rate by more than 50%.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments. In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-

based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009. For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 will be used, increased by three basis points beginning in 2011, and the assessment base will be increased at a 5% annual growth rate. The prepaid assessment will be applied against actual quarterly assessments until exhausted. Any funds remaining after June 30, 2013 will be returned to the institution. If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it may apply for an exemption. Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, averaged .0108% of insured deposits on an annualized basis in fiscal year 2009. These assessments will continue until the FICO bonds mature in 2017.

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

Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender (“QTL”) test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its “portfolio assets” in certain “Qualified Thrift Investments” (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets up to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. As of September 30, 2009, the Bank was in compliance with its QTL requirement.

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

Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2009, the Bank was in compliance with these requirements.

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

	Year Facility Opened	Leased or Owned	Net Book Value at September 30, 2009	Branch Deposits at September 30, 2009
			(In thousands)
Main Office Route 130 South and Delaware Avenue Roebling, NJ 08554	1964	Owned	$706	$48,826

Village Office 34 Main Street Roebling, NJ 08554	1922	Owned	21	22,304

New Egypt Office 8 Jacobstown Road New Egypt, NJ 08533	1998	Owned	682	33,145

Westampton Office 1934 Rt. 541/Burlington-Mt.Holly Road Westampton, NJ 08060	2005	Leased (1)	72	24,520

Delran Office 3104 Bridgeboro Road Delran, NJ 08075	2006	Owned	1,812	12,423

________

(1)	Lease has an initial term of five years.

Item 3. Legal Proceedings

Roebling Financial Corp, Inc. and its subsidiaries, from time to time, are a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Roebling Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Roebling Bank. There were no lawsuits pending or known to be contemplated against us at September 30, 2009 that would have a material effect on our operations or income.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)        Market for Common Equity. The information contained under the section captioned “Stock Market Information” of the Company’s Annual Report to Stockholders for the fiscal year ended September 30, 2009 (the “Annual Report”) is incorporated herein by reference. During the period under report, the Registrant did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Use of Proceeds. Not applicable.

(c)	Issuer Purchases of Equity Securities.

				(d)
				Maximum Number
				(or Approximate
			(c)	Dollar Value)
	(a)		Total	of Shares
	Total	(b)	Number of Shares	(or Units) that
	Number	Average	(or Units) Purchased	May Yet be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
	(or Units)	Per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs*	Programs*

July 1 through 31	300 **	$4.78		64,992
August 1 through 31	200 **	3.93		64,992
September 1 through 30	2,200 **	4.03		64,992
Total	2,700	$4.10

*	The Company announced the repurchase of up to approximately 85,500 shares on December 13, 2005 and 47,000 shares for the RSP on January 31, 2006.
**	Represents shares purchased for the Deferred Compensation Plan.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(b)       Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting is furnished herein by reference from the Annual Report. Such report is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section. This annual report does not include an attestation of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Proxy Statement for the 2010 Annual Meeting (the “Proxy Statement”) contained under the sections captioned “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal I - Election of Directors,” and “- Biographical Information.” The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer. A copy of the Company’s Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, Roebling Financial Corp, Inc., Route 130 South and Delaware Avenue, Roebling, New Jersey 08554.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of September 30, 2009 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders
1999 Stock Option Plan	31,600	$12.725	—
2006 Stock Option Plan	74,642	10.730	16,434
1999 Restricted Stock Plan	5,370	—	908
2006 Restricted Stock Plan	3,061	—	19,495

Equity compensation plans not approved by shareholders (1)	—	—	—
TOTAL	114,673	$11.323	36,837

_______

(1)	Not applicable.

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

(1)        The consolidated statements of financial condition of Roebling Financial Corp, Inc. as of September 30, 2009 and 2008 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2009, together with the related notes and the report of Fontanella and Babitts, independent registered public accounting firm, thereon are incorporated herein by reference from the Annual Report.

                (2)Schedules omitted as they are not applicable.

(3)       The following exhibits are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference:

Number	Description

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.1†	Directors’ Consultation and Retirement Plan*******
10.2†	Roebling Bank Stock Option Plan****
10.3†	Roebling Bank Restricted Stock Plan****
10.4†	Employment Agreement between Janice A. Summers and

Roebling Bank********

10.5†	Employment Agreement between Frank J. Travea, III and

Roebling Bank********

10.6†	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.7†	Roebling Bank 2006 Restricted Stock Plan*****
10.8†	Directors Change in Control Severance Plan ******
10.9†	Directors Deferred Compensation Agreement between John J. Ferry and Roebling Bank*******

10.10†	Directors Deferred Compensation Agreement between George N.

Nyikita and Roebling Bank*******

10.11†	Directors Deferred Compensation Agreement between Mark V.

Dimon and Roebling Bank********

10.12	Supervisory Agreement, dated June 17, 2009*********
13	2009 Annual Report to Shareholders
21	Subsidiaries
23	Consent of Independent Auditors
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

_________

†	Management contract or compensatory plan or arrangement.
*	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-50969) filed with the Commission on September 30, 2004.
**	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.
***	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.
****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-119839) filed with the Commission on October 20, 2004.
*****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-132059) filed with the Commission on February 27, 2006.
******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.
*******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-
Q for the quarter ended December 31, 2008.
********	Incorporated herein by reference to the Company’s Quarterly Report on Form
10-Q for the quarter ended March 31, 2009.
*********	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 18, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 29, 2009.

ROEBLING FINANCIAL CORP, INC.
/s/ Frank J. Travea, III
	By:	Frank J. Travea, III President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John J. Ferry		/s/ Frank J. Travea, III
John J. Ferry Director and Chairman of the Board		Frank J. Travea, III President and Chief Executive Officer (Principal Executive Officer)
Date: December 29, 2009		Date: December 29, 2009
/s/ George Nykita		/s/ Mark V. Dimon
George Nyikita Director		Mark V. Dimon Director and Treasurer
Date: December 29, 2009		Date: December 29, 2009
/s/ Robert R. Semptimphelter, sr.		/s/ Joan K. Geary
Robert R. Semptimphelter, Sr. Director		Joan K. Geary Director and Secretary
Date: December 29, 2009		Date: December 29, 2009
/s/ John A. LaVecchia		/s/ Janice A. Summers
John A. LaVecchia Director and Vice Chairman		Janice A. Summers Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: December 29, 2009		Date: December 29, 2009