Form 10-Q
period 2009-12-31
Roebling Financial Corp, Inc.
filed 2010-02-12
CIK 1293283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                December 31, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to  __________________

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

Indicate by check mark whether the Registrant 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and 2) has been subject to such filing requirements for the past 90 days:  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 10, 2010

Class	Outstanding
$.10 par value common stock	1,686,527 shares

ROEBLING FINANCIAL CORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2009

INDEX

		Page Number

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.	Consolidated Financial Statements and Notes Thereto	1 - 12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	19

SIGNATURES		20

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share data)
	December 31,	September 30,
	2009	2009

Assets

Cash and due from banks	$1,790	$2,081
Interest-bearing deposits	3,280	1,993
Total cash and cash equivalents	5,070	4,074

Securities available for sale	37,889	41,418
Securities held to maturity	142	148
Loans receivable, net	116,588	118,428
Real estate owned	1,585	1,203
Accrued interest receivable	549	609
Federal Home Loan Bank of New York stock, at cost	949	859
Premises and equipment	3,302	3,294
Other assets	3,940	2,313
Total assets	$170,014	$172,346

Liabilities and Stockholders' Equity

Liabilities

Deposits	$136,917	$141,218
Borrowed funds	15,000	13,000
Advances from borrowers for taxes and insurance	481	493
Other liabilities	1,435	1,368
Total liabilities	153,833	156,079

Stockholders' equity

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized;
none issued	-	-
Common stock; $0.10 par value; 20,000,000 shares authorized;
1,718,473 issued	172	172
Additional paid-in-capital	10,378	10,380
Treasury stock; 31,946 shares, at cost	(190)	(190)
Unallocated employee stock ownership plan shares	(369)	(388)
Unallocated restricted stock plan shares	(107)	(97)
Deferred compensation obligation	220	187
Stock purchased for deferred compensation plan	(220)	(187)
Retained earnings - substantially restricted	5,646	5,727
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of tax	782	798
Defined benefit plan, net of tax	(131)	(135)
Total stockholders' equity	16,181	16,267

Total liabilities and stockholders' equity	$170,014	$172,346

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)
	For the Three Months Ended
	December 31,
	2009	2008

Interest income:
Loans receivable	$1,612	$1,655
Securities	416	492
Other interest-earning assets	13	15
Total interest income	2,041	2,162

Interest expense:
Deposits	545	722
Borrowed funds	104	68
Total interest expense	649	790

Net interest income before provision for loan losses	1,392	1,372
Provision for loan losses	425	70
Net interest income after provision for loan losses	967	1,302

Non-interest income:
Loan fees	22	12
Account servicing and other	107	112
Gain on sale of loans	2	-
Total non-interest income	131	124

Non-interest expense:
Compensation and benefits	582	675
Occupancy and equipment	141	145
Service bureau and data processing	139	138
Federal deposit insurance premiums	82	25
Real estate and repossessed asset expense, net	30	4
Other expense	269	213
Total non-interest expense	1,243	1,200

Income (loss) before income tax expense (benefit)	(145)	226
Income tax expense (benefit)	(64)	79
Net income (loss)	(81)	147

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale, net of tax	(16)	372
Adjustment to minimum pension liability	4	13
Comprehensive income (loss)	$(93)	$532

Earnings (loss) per common share:
Basic	$(0.05)	$0.09
Diluted	$(0.05)	$0.09

Weighted average number of shares outstanding:
Basic	1,564	1,665
Diluted	1,564	1,666

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)
							Common		Accumulated
		Additional		Unallocated	Unallocated	Deferred	Stock for		Other
	Common	Paid-in	Treasury	ESOP	RSP	Compensation	Deferred	Retained	Comprehensive
	Stock	Capital	Stock	Shares	Shares	Obligation	Compensation	Earnings	Income (Loss)	Total

Balance at September 30, 2009	$172	$10,380	$(190)	$(388)	$(97)	$187	$(187)	$5,727	$663	$16,267

Net loss for the three months
ended December 31, 2009	-	-	-	-	-	-	-	(81)	-	(81)

Amortization of ESOP shares	-	(8)	-	19	-	-	-	-	-	11

Change in unrealized gain (loss)
on securities available for sale,
net of tax	-	-	-	-	-	-	-	-	(16)	(16)

Deferred compensation plan	-	-	-	-	-	33	-	-	-	33

Common stock acquired for
deferred compensation plan	-	-	-	-	-	-	(33)	-	-	(33)

Allocation of RSP shares	-	9	-	-	(10)	-	-	-	-	(1)

Tax expense of stock benefit plans	-	(3)	-	-	-	-	-	-	-	(3)

Adjustment to mimimum pension
liability, net of tax	-	-	-	-	-	-	-	-	4	4

Balance at December 31, 2009	$172	$10,378	$(190)	$(369)	$(107)	$220	$(220)	$5,646	$651	$16,181

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)
	For the Three Months Ended
	December 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(81)	$147
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation	50	64
Amortization of premiums and discounts, net	21	(2)
Amortization of deferred loan fees and costs, net	2	(3)
Provision for loan losses	425	70
Gain on sale of loans	(2)	-
Originations of loans held for sale, net of repayments	(276)	(130)
Proceeds from sale of loans held for sale	278	130
Loss on sale of real estate owned	17	-
(Increase) decrease in other assets	(1,621)	82
Decrease (increase) in accrued interest receivable	60	(63)
Increase in other liabilities	74	87
Amortization/allocation of ESOP and RSP	10	21
Increase in deferred compensation stock obligation	33	5
Net cash (used in) provided by operating activities	(1,010)	408

Cash flows from investing activities:
Purchase of securities available for sale	(3,041)	(18,558)
Proceeds from payments and maturities of securities available for sale	6,522	3,614
Proceeds from payments and maturities of securities held to maturity	6	5
Loan originations, net of principal repayments	721	(1,151)
Proceeds from sale of real estate owned	292	-
Purchase of Federal Home Loan Bank stock	(90)	(567)
Purchase of premises and equipment	(58)	(12)
Net cash provided by (used in) investing activities	4,352	(16,669)

Cash flows from financing activities:
Net decrease in deposits	(4,301)	(298)
Net increase in short-term borrowed funds	5,000	8,600
(Repayment of) proceeds from long-term borrowed funds	(3,000)	4,000
Decrease in advance payments by borrowers for taxes
and insurance	(12)	(23)
Dividends paid	-	(167)
Purchase of common shares for deferred compensation plan	(33)	(5)
Net cash (used in) provided by financing activities	(2,346)	12,107

Net increase (decrease) in cash and cash equivalents	996	(4,154)
Cash and cash equivalents at beginning of period	4,074	6,355
Cash and cash equivalents at end of period	$5,070	$2,201

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$648	$790
Income taxes	-	22

Transfer of loans to real estate owned	691	-

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

The results of operations for the three months ended December 31, 2009, are not necessarily indicative of the results to be expected for the year ending September 30, 2010, or any other future interim period.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2009 included in the Company’s Annual Report on Form 10-K.

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

The following is a summary of the Company’s earnings per share calculations:

	Three Months Ended
	December 31,
	2009	2008

Net income (loss)	$(81,182)	$146,934

Weighted average common shares
outstanding for computation of
basic EPS (1)	1,564,221	1,664,714

Common-equivalent shares due to
the dilutive effect of stock options
and RSP awards	-	1,550

Weighted-average common shares
for computation of diluted EPS	1,564,221	1,666,264

Earnings (loss) per common share:
Basic	$(0.05)	$0.09
Diluted	$(0.05)	$0.09

(1) Excludes unallocated ESOP shares

NOTE 3 – TREASURY STOCK

In February, 2009, the Company approved the repurchase of up to $250,000 of its common stock.  In May, 2009, the Company acquired 31,946 shares at a cost of approximately $190,000 or an average of $5.90 per share.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

		December 31, 2009
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

U.S. Government and Agency Securities:
Due within one year	$-	$-	$-	$-
Due after one year through five years	1,500,000	11,865	-	1,511,865
Due after five years through ten years	1,750,000	-	27,815	1,722,185

Marketable Equity Securities	2,888	-	2,416	472

Residential Mortgage-backed Securities	33,335,161	1,319,768	-	34,654,929

	$36,588,049	$1,331,633	$30,231	$37,889,451

		September 30, 2009
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

U.S. Government and Agency Securities:
Due within one year	$1,000,000	$2,190	$-	$1,002,190
Due after one year through five years	3,000,000	26,693	-	3,026,693
Due after five years through ten years	1,500,000	735	1,875	1,498,860

Marketable Equity Securities	2,888	-	2,280	608

Residential Mortgage-backed Securities	34,586,103	1,308,181	4,856	35,889,428

	$40,088,991	$1,337,799	$9,011	$41,417,779

There were no sales of investment securities or mortgage-backed securities during the three months ended December 31, 2009.

The following table provides a summary of securities available for sale which were in an unrealized loss position at December 31, 2009 and September 30, 2009.  Approximately $2,400 or 8% and $2,300 or 25% of the unrealized loss as of December 31, 2009 and September 30, 2009, respectively, was comprised of securities in a continuous loss position for twelve months or more.  The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

	December 31, 2009
	Under One Year		One Year or More

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. Government and Agency Securities	$1,722,185	$27,815	$-	$-
Marketable Equity Securities	-	-	472	2,416
Residential Mortgage-backed Securities	-	-	-	-

Total available for sale	$1,722,185	$27,815	$472	$2,416

	September 30, 2009
	Under One Year		One Year or More

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. Government and Agency Securities	$748,125	$1,875	$-	$-
Marketable Equity Securities	-	-	608	2,280
Residential Mortgage-backed Securities	954,049	4,856	-	-

Total available for sale	$1,702,174	$6,731	$608	$2,280

NOTE 5 – SECURITIES HELD TO MATURITY

	December 31,	September 30,
	2009	2009

Residential Mortgage-backed Securities:
Amortized cost	$141,510	$148,011
Gross unrealized gains	2,482	1,823
Gross unrealized losses	-	-

Estimated fair value	$143,992	$149,834

NOTE 6 – BENEFIT PLANS

Stock Option Plan

The Company has stock option plans (“Plans”) which authorize the issuance of up to 168,746 shares upon the exercise of stock options that may be awarded to officers, directors, key employees, and other persons providing services to the Company.  Shares issued on the exercise of options may be authorized but unissued shares, treasury shares or shares acquired on the open market.  The options granted under the Plans constitute either Incentive Stock Options or Non-Incentive Stock Options.  The options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant and expire not more than 10 years after the date of grant.  At December 31, 2009, there were 16,434 shares remaining for future option awards.

There was no activity under the Plans for the three months ended December 31, 2009.  The following table summarizes all options outstanding as of December 31, 2009, all of which are exercisable:

		Weighted Average
Number	Exercise	Remaining
of Shares	Price	Contractual Life

54,642	$10.000	6.1 years
51,600	12.725	6.7 years

106,242	$11.323	6.4 years

On October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), (“SFAS 123(R)”), Share-Based Payment (Codified into Accounting Standards Codification (“ASC”) Topic 718).  SFAS 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees.  Under SFAS 123(R), compensation cost is recognized prospectively for new and modified awards over the related vesting period of such awards.  Results for prior periods have not been restated.  Prior to October 1, 2006, the Company accounted for these Plans under the recognition and measurement principles of APB 25 and related interpretations using the intrinsic value method.  In accordance with APB 25, no compensation cost related to these Plans was reflected in net income prior to fiscal 2007, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the grant date.   No stock option expense was recorded in the three months ended December 31, 2009 or 2008 because all options were fully vested prior to fiscal 2007.

Restricted Stock Plan

The Company has restricted stock plans (“Plans”) which provide for the award of shares of restricted stock to directors, officers and employees.  The Plans provide for the purchase of 67,496 shares of common stock in the open market to fund such awards.  All of the Common Stock to be purchased by the Plans is purchased at the fair market value on the date of purchase.  Awards under the Plans are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company’s Board of Directors and as a means of providing a further retention incentive.  Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant.  Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date.  As of December 31, 2009, there were 21,404 shares remaining for future awards.  Compensation expense for the Plans was approximately $4,000 and $12,000, respectively, for the three months ended December 31, 2009 and 2008, respectively.

The following table summarizes changes in unvested shares for the three months ended December 31, 2009:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Outstanding September 30, 2009	8,431	$7.968
Granted	-	-
Vested	(2,518)	8.786
Forfeited	(1,001)	7.398

Outstanding December 31, 2009	4,912	$7.665

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

The ESOP is accounted for in accordance with Statement of Position 93-6, "Accounting for Employee Stock Ownership Plans" (Codified into ASC Topic 718), which was issued by the American Institute of Certified Public Accountants in November 1993.  Accordingly, the ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition.  As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations.  ESOP compensation expense was approximately $12,000 and $14,000 for the three month periods ended December 31, 2009 and 2008, respectively.

NOTE 7 – FAIR VALUE MEASUREMENTS

On October 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements," (“SFAS 157”) (codified into ASC Topic 820), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.   SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.   SFAS 157 clarifies that fair value is the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, rather than an entry price that would be paid to acquire an asset or liability.   SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions developed based on market data obtained from independent sources (observable inputs), and assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy levels are summarized as follows:

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

Determination of the appropriate level within the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement.  Assets and liabilities as of December 31, 2009 measured at fair value, segregated by fair value hierarchy level, are summarized below:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Securities available for sale	$-	$37,889	$-	$37,889
Impaired loans	-	-	4,169	4,169
Real estate owned	-	-	1,585	1,585

A loan is deemed to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are evaluated at the time they are identified as impaired and, if collateral-dependent, are valued at the lower of the recorded investment or the fair value of the

collateral.   If a valuation adjustment is required, a specific allowance is established, with a transfer from the general valuation allowance.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.   Impaired loans had outstanding balances of $5,764,000 and $5,198,000 at December 31, 2009 and September 30, 2009, respectively, with valuation allowances of $1,545,000 and $1,435,000, respectively.  At December 31, 2009, impaired loans of $5.7 million had associated valuation allowances of $1,545,000, while $49,000 in impaired loans had no valuation allowances.  The average balance of impaired loans outstanding for the three months ended December 31, 2009 and 2008 was $5.3 million and $560,000, respectively.  $3,000 of Interest income was recognized on impaired loans during the three months ended December 31, 2009.  No interest income was recognized on impaired loans during the three months ended December 31, 2008.

Real estate owned represents properties that have been acquired in foreclosure or by deed-in-lieu of foreclosure.   The assets are written down to fair value less estimated costs to sell, based on the appraised value at the time of foreclosure.  Subsequent valuations are periodically performed and if the value has declined, an allowance would be established with a charge to operations.  No additional impairment was recorded during the three months ended December 31, 2009.

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):
	Carrying	Fair
	Amount	Value

Financial Assets

Cash and cash equivalents	$5,070	$5,070
Securities available for sale	37,889	37,889
Securities held to maturity	142	144
Loans receivable	116,588	120,552
Accrued interest receivable	549	549
FHLB stock	949	949

Financial Liabilities

Deposits	136,917	138,744
Borrowed funds	15,000	15,279

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has considered whether any events or transactions occurring after December 31, 2009 would require recognition or disclosure in the financial statements as of or for the three months ended December 31, 2009.  Such evaluation was made through February 12, 2010, the date the financial statements are being issued.  No such subsequent events were identified.

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

Overview

At December 31, 2009, the Company had total assets, deposits, borrowings and stockholders’ equity of $170.0 million, $136.9 million, $15.0 million and $16.2 million, respectively.  For the three months ended December 31, 2009, the Company reported a net loss of $81,000, or $.05 per diluted share, compared to net income of $147,000, or $.09 per diluted share, for the same period in 2008.  The net loss is primarily attributable to significant provisions for loan losses, which totaled $425,000 for the three months ended December 31, 2009, compared to $70,000 for the 2008 period.

Changes in Financial Condition

Total assets decreased by $2.3 million, or 1.4%, to $170.0 million at December 31, 2009, from $172.3 million at September 30, 2009.  This decrease is primarily attributable to a $3.5 million decrease in investment securities and a $1.8 million decrease in the loans receivable, net, portfolio, partially offset by a $1.0 million increase in cash and cash equivalents, a $1.6 million increase in other assets and a $382,000 increase in real estate owned (“REO”).  Securities available for sale decreased by 8.5%, to $37.9 million at December 31, 2009 from $41.4 million at September 30, 2009.  Investment securities totaling $3.0 million were purchased during the three months ended December 31, 2009, while payments and maturities on investment securities totaled $6.5 million.  Loans receivable, net, decreased by 1.6%, to $116.6 million at December 31, 2009 from $118.4 million at September 30, 2009.  A large part of the decrease resulted as the Company obtained deeds-in-lieu of foreclosure on the properties securing two loans with $1.2 million in principal balances.  REO balances increased to $1.6 million at December 31, 2009, from $1.2 million at September 30, 2009.  New properties acquired added $691,000 to the REO balances during the quarter, net of charges-offs of $476,000, while the sales of two properties reduced the REO balances by $309,000.  Other assets increased to $3.9 million at December 31, 2009, from $2.3 million at September 30, 2009.  $1.2 million of that increase is due to the prepayment on December 30, 2009 of the estimated FDIC deposit insurance assessments calculated through 2012.  The FDIC amended the assessment regulations to require this prepayment, which will be applied against actual future quarterly assessments.  Deposits decreased by $4.3 million, or 3.1%, to $136.9 million at December 31, 2009 from $141.2 million at September 30, 2009.  The change in deposits is primarily attributable to a $5.0 million withdrawal of short-term municipal funds.  Borrowed funds increased by $2.0 million, to $15.0 million at December 31, 2009 from $13.0 million at September 30, 2009.  Stockholders’ equity decreased $86,000 to $16.2 million at December 31, 2009 from $16.3 million at September 30, 2009.  The decrease was primarily attributable to the net loss of $81,000 for the quarter.

Results of Operations

Net Interest Income.   For the three-months ended December 31, 2009, the Company reported net interest income before provision for loan losses of $1,392,000, compared to $1,372,000 for the same period in 2008.  The increase in net interest income was the result of a decrease in interest expense of $141,000, partially offset by a decrease in interest income of $121,000.  The Company’s spread improved slightly, as the overall cost of funds decreased 61 basis points for the three months ended December 31, 2009 compared to the same 2008 period, while the average yield on total interest-earning assets decreased by 54 basis points for the same period. As a result, the interest rate spread increased by 7 basis points, to 3.12% for the three months ended December 31, 2009 compared to 3.05% for the same 2008 period.  The net interest margin decreased by 9 basis points, to 3.47% from 3.56%, in the same time period.

The average balance of total interest-earning assets for the three months ended December 31, 2009 increased by $6.7 million compared to the three months ended December 31, 2008, while the average yield decreased to 5.08% from 5.62%.  The decrease in total interest income of $121,000 for the three months ended December 31, 2009 is comprised of a decrease in interest income of $43,000 on loans receivable and a decrease of $78,000 in interest income from securities and other interest-earning assets.  Average loan receivable balances increased by $8.5 million for the three months ended December 31, 2009 compared to the same 2008 period, while the average yield decreased to 5.39% from 5.96%.  For the three months ended December 31, 2009, the average balance of securities and other interest-earning assets decreased by $1.8 million compared to the same 2008 period, while the average yield decreased to 4.19% from 4.74%.

The average balance of interest-bearing liabilities increased by $8.9 million for the three months ended December 31, 2009 compared to same 2008 period, while the average cost decreased to 1.96% from 2.57%.  The decrease in total interest expense of $141,000 for the three months ended December 31, 2009 is comprised primarily of a $177,000 decrease in interest expense on deposits, partially offset by a $36,000 increase in interest expense on borrowings.  Average interest-bearing deposit balances increased by $5.9 million with a decrease in the average cost to 1.81% for the three months ended December 31, 2009, compared to 2.54% for the same 2008 period, while average borrowings increased by $3.0 million, with an increase in the average cost to 3.42% from 3.00%.

Provision for Loan Losses.   The provision for loan losses was $425,000 and $70,000 for the three month periods ended December 31, 2009 and 2008, respectively.  At December 31, 2009, the allowance for loan losses was $2,868,000 (2.40% of the loan portfolio) compared to $2,920,000 (2.41% of the loan portfolio) at September 30, 2009.  Charge-offs of $477,000 and $86,000 were recorded during the three months ended December 31, 2009 and 2008, respectively.  The increase in the provision is primarily due to a decline in the value of the collateral securing our impaired loans, which the Company believes is a reflection of the economy and declining real estate values.  The charge-offs for the three months ended December 31, 2009 are primarily the result of the write-down to fair value, less costs to sell, of properties acquired by deed in lieu of foreclosure.  Non-performing loans were $6.5 million or 5.47% of total loans at December 31, 2009, compared to $6.9 million or 5.66% at September 30, 2009 and $1.4 million or 1.23% at December 31, 2008.  Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio.  This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors.  However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	December 31,
	2009	2008

Balance - beginning	$2,919,597	$955,687
Provision for loan losses	425,000	70,000
Charge-offs	(476,770)	(86,023)
Recoveries	54	-

Balance - ending	$2,867,881	$939,664

Non-interest Income. Non-interest income increased $7,000, to $131,000 for the three months ended December 31, 2009, compared to $124,000 for the same 2008 period.  Loan fees increased by $10,000, or 83.3%, while account servicing and other fees decreased by $5,000, or 4.5% and gain on sale of loans increased by $2,000 during the same periods.  The increase in loan fees is primarily attributable to an increase in late charges and prepayment fees collected, while the decrease in account servicing and other fees is due primarily to lower non-sufficient and uncollected fund fees.

Non-interest Expense.   Non-interest expense increased $43,000, or 3.6%, to $1,243,000 for the three months ended December 31, 2009, from $1,200,000 for the same period in 2008. The increase in non-interest expense resulted primarily from increases in federal deposit insurance premiums, real estate and repossessed assets expense and other expense, partially offset by a decrease in compensation and benefits.  Federal deposit insurance premiums increased by $57,000, to $82,000 for the three months ended December 31, 2009, compared to $25,000 for the same 2008 period.  These premiums represent the cost of our FDIC deposit insurance assessments and increased as a result of higher assessment rates.  Real estate and repossessed assets expense increased to $30,000 for the three months ended December 31, 2009, compared to $4,000 for the prior year.  The REO expense reflects the holding costs of an increased number of properties, as well as a loss on the sale of one of the properties.  Other expense increased by $56,000 for the three months ended December 31, 2009 compared to the same 2008 period, with the increase largely due to legal, collection and servicing costs on non-performing loans.  Partially offsetting these increases was a $93,000 decrease in compensation and benefits, to $582,000 for the three months ended December 31, 2009 from $675,000 for the same 2008 period.  The decrease is a reflection of cost-cutting measures taken as we reduced director fees, eliminated several staff positions, and eliminated bonuses and the 401K match.

Income Taxes.  The Company recorded a tax benefit of $64,000 for the three months ended December 31, 2009, resulting in an effective tax benefit rate of 44.1%.  For the three months ended December 31, 2008, the Company recorded tax expense of $79,000, resulting in an effective tax rate of 35.0%.  The decrease in tax expense is primarily attributable to the decrease in earnings.

Liquidity and Regulatory Capital Compliance

On December 31, 2009, the Bank was in compliance with its regulatory capital requirements as follows:

(Dollars in thousands)	Amount	Ratio

Tangible capital	$13,745	8.15%
Tangible capital requirement	2,531	1.50%
Excess over requirement	$11,214	6.65%

Core capital	$13,745	8.15%
Core capital requirement	6,749	4.00%
Excess over requirement	$6,996	4.15%

Risk-based capital	$15,067	14.06%
Risk-based capital requirement	8,570	8.00%
Excess over requirement	$6,497	6.06%

The Company anticipates that it will have sufficient funds available to meet its current commitments.  As of December 31, 2009, the Bank had outstanding commitments to fund loans of $1.6 million, commitments on unused lines of credit of $13.2 million, undisbursed construction loans of $741,000 and $17,000 in outstanding letters of credit.  Certificates of deposit scheduled to mature in one year or less as of December 31, 2009 totaled $49.3 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

	At or for the Three Months
	Ended December 31,
	2009 (1)	2008 (1)
Earnings (loss) per common share (2):
Basic	$(0.05)	$0.09
Diluted	$(0.05)	$0.09
Return on average assets (1)	(0.19)%	0.37%
Return on average equity (1)	(2.00)%	3.37%
Interest rate spread (1)	3.12%	3.05%
Net interest margin (1)	3.47%	3.56%
Non-interest expense to average assets (1)	2.94%	3.01%
Non-performing assets to total assets	4.77%	1.00%
Non-performing loans to total loans	5.47%	1.23%
Book value per share (3)	$9.60	$10.28
____________________

(1)	The ratios for the three month periods presented are annualized.
(2)
The average number of shares outstanding during the three months ended December 31, 2009 was 1,564,221 basic and diluted.  The average number of shares outstanding during the three months ended December 31, 2008 was 1,664,714 basic and 1,666,264 diluted.

(3)	There were 1,686,527 shares outstanding at December 31, 2009 and 1,718,473 shares outstanding at December 31, 2008.

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

ITEM 1A.	RISK FACTORS

 Not applicable as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a)Total Number Of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number Of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs*	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*

October 1 through 31	3,100	**	$4.50	-	64,153

November 1 through 30	3,450	**	$5.00	-	64,153

December 1 through 31	200	**	$4.38	-	64,153

Total	6,750		$4.75	-

*	The Company announced the repurchase of up to approximately 85,500 shares on December 13, 2005 and 47,000 shares for the RSP on January 31, 2006

**	Represents shares purchased for the Deferred Compensation Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.	OTHER INFORMATION

(a)	Not applicable
(b)	Not applicable

ITEM 6.                  EXHIBITS

List of Exhibits:

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.1	Directors Consultation and Retirement Plan*******
10.2	Stock Option Plan****
10.3	Restricted Stock Plan****
10.4	Employment Agreement between Janice A. Summers and Roebling Bank********
10.5	Employment Agreement between Frank J. Travea, III and Roebling Bank********
10.6	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.7	Roebling Bank 2006 Restricted Stock Plan*****
10.8	Directors Change in Control Severance Plan******
10.9	Directors Deferred Compensation Agreement between John J. Ferry and Roebling Bank*******
10.10	Directors Deferred Compensation Agreement between George N. Nyikita and Roebling Bank*******
10.11	Directors Deferred Compensation Agreement between Mark V. Dimon and Roebling Bank********
10.12	Supervisory Agreement, dated June 17, 2009*********
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification
____________________

*	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-59069) filed with the Commission on September 30, 2004.
**	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.
***	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.
****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-119839) filed with the Commission on October 20, 2004.
*****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-132059) filed with the Commission on February 27, 2006.
******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.
*******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
********	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
*********	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 18, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROEBLING FINANCIAL CORP, INC.
Date: February 12, 2010	By:	/s/ Frank J. Travea, III
Frank J. Travea, III President and Chief Executive Officer (Principal Executive Officer)
Date: February 12, 2010	By:	/s/ Janice A. Summers
Janice A. Summers Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)