Form 10-Q
period 2010-03-31
Roebling Financial Corp, Inc.
filed 2010-05-12
CIK 1293283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2010

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

Indicate by check mark whether the Registrant 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and 2) has been subject to such filing requirements for the past 90 days:  Yes   X      No   __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No   X_

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 10, 2010

Class	Outstanding
$.10 par value common stock	1,686,527 shares

ROEBLING FINANCIAL CORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

INDEX

		Page Number

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.	Consolidated Financial Statements and Notes Thereto	1 – 13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults upon Senior Securities	19
Item 4.	Reserved	19
Item 5.	Other Information	20
Item 6.	Exhibits	20 – 21

SIGNATURES		22

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share data)

	March 31,	September 30,
	2010	2009

Assets

Cash and due from banks	$1,988	$2,081
Interest-bearing deposits	1,825	1,993
Total cash and cash equivalents	3,813	4,074

Securities available for sale	39,583	41,418
Securities held to maturity	138	148
Loans receivable, net	114,495	118,428
Real estate owned	1,285	1,203
Accrued interest receivable	578	609
Federal Home Loan Bank of New York stock, at cost	994	859
Premises and equipment	3,276	3,294
Other assets	4,315	2,313
Total assets	$168,477	$172,346

Liabilities and Stockholders' Equity

Liabilities

Deposits	$134,631	$141,218
Borrowed funds	16,000	13,000
Advances from borrowers for taxes and insurance	489	493
Other liabilities	1,384	1,368
Total liabilities	152,504	156,079

Stockholders' equity

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized;
none issued	-	-
Common stock; $0.10 par value; 20,000,000 shares authorized;
1,718,473 issued	172	172
Additional paid-in-capital	10,368	10,380
Treasury stock; 31,946 shares, at cost	(190)	(190)
Unallocated employee stock ownership plan shares	(349)	(388)
Unallocated restricted stock plan shares	(102)	(97)
Deferred compensation obligation	229	187
Stock purchased for deferred compensation plan	(229)	(187)
Retained earnings - substantially restricted	5,485	5,727
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of tax	716	798
Defined benefit plan, net of tax	(127)	(135)
Total stockholders' equity	15,973	16,267

Total liabilities and stockholders' equity	$168,477	$172,346

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2010	2009

Interest income:
Loans receivable	$1,553	$1,596
Securities	384	568
Other interest-earning assets	12	4
Total interest income	1,949	2,168

Interest expense:
Deposits	482	693
Borrowed funds	88	106
Total interest expense	570	799

Net interest income before provision for loan losses	1,379	1,369
Provision for loan losses	325	1,025
Net interest income after provision for loan losses	1,054	344

Non-interest income:
Loan fees	17	23
Account servicing and other	100	97
Gain on sale of loans	1	9
Gain on sale of securities	-	140
Total non-interest income	118	269

Non-interest expense:
Compensation and benefits	567	614
Occupancy and equipment	136	148
Service bureau and data processing	135	137
Federal deposit insurance premiums	76	56
Real estate and repossessed asset expense, net	301	1
Other expense	239	219
Total non-interest expense	1,454	1,175

Loss before income tax benefit	(282)	(562)
Income tax benefit	(121)	(232)
Net loss	(161)	(330)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale, net of tax	(66)	131
Adjustment to minimum pension liability	4	7
Comprehensive loss	$(223)	$(192)

Loss per common share:
Basic	$(0.10)	$(0.20)
Diluted	$(0.10)	$(0.20)

Weighted average number of shares outstanding:
Basic	1,644	1,667
Diluted	1,644	1,668

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Six Months Ended
	March 31,
	2010	2009

Interest income:
Loans receivable	$3,166	$3,252
Securities	800	1,060
Other interest-earning assets	24	19
Total interest income	3,990	4,331

Interest expense:
Deposits	1,027	1,415
Borrowed funds	192	175
Total interest expense	1,219	1,590

Net interest income before provision for loan losses	2,771	2,741
Provision for loan losses	750	1,095
Net interest income after provision for loan losses	2,021	1,646

Non-interest income:
Loan fees	38	35
Account servicing and other	208	209
Gain on sale of loans	3	9
Gain on sale of securities	-	140
Total non-interest income	249	393

Non-interest expense:
Compensation and benefits	1,149	1,289
Occupancy and equipment	277	293
Service bureau and data processing	273	275
Federal deposit insurance premiums	158	81
Real estate and repossessed asset expense, net	331	5
Other expense	509	432
Total non-interest expense	2,697	2,375

Loss before income tax benefit	(427)	(336)
Income tax benefit	(185)	(153)
Net loss	(242)	(183)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale, net of tax	(82)	504
Adjustment to minimum pension liability	8	20
Comprehensive income (loss)	$(316)	$341

Loss per common share:
Basic	$(0.15)	$(0.11)
Diluted	$(0.15)	$(0.11)

Weighted average number of shares outstanding:
Basic	1,643	1,666
Diluted	1,643	1,667

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

		Additional		Unallocated	Unallocated	Deferred	Common Stock for		Accumulated Other
	Common	Paid-in	Treasury	ESOP	RSP	Compensation	Deferred	Retained	Comprehensive
	Stock	Capital	Stock	Shares	Shares	Obligation	Compensation	Earnings	Income (Loss)	Total

Balance at September 30, 2009	$172	$10,380	$(190)	$(388)	$(97)	$187	$(187)	$5,727	$663	$16,267

Net loss for the six months
ended March 31, 2010	-	-	-	-	-	-	-	(242)	-	(242)

Amortization of ESOP shares	-	(18)	-	39	-	-	-	-	-	21

Change in unrealized gain (loss)
on securities available for sale,
net of tax	-	-	-	-	-	-	-	-	(82)	(82)

Deferred compensation plan	-	-	-	-	-	42	-	-	-	42

Common stock acquired for
deferred compensation plan	-	-	-	-	-	-	(42)	-	-	(42)

Allocation of RSP shares	-	9	-	-	(5)	-	-	-	-	4

Tax expense of stock benefit plans	-	(3)	-	-	-	-	-	-	-	(3)

Adjustment to mimimum pension
liability, net of tax	-	-	-	-	-	-	-	-	8	8

Balance at March 31, 2010	$172	$10,368	$(190)	$(349)	$(102)	$229	$(229)	$5,485	$589	$15,973

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(242)	$(183)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	89	128
Amortization of premiums and discounts, net	37	(3)
Amortization of deferred loan fees and costs, net	7	(8)
Provision for loan losses	750	1,095
Provision for losses on REO	246	-
Gain on securities available for sale	-	(140)
Gain on sale of loans	(3)	(9)
Originations of loans held for sale, net of repayments	(714)	(1,446)
Proceeds from sale of loans held for sale	717	1,455
Loss on sale of real estate owned	17	-
Increase in other assets	(1,956)	(450)
Decrease in accrued interest receivable	31	23
Increase (decrease) in other liabilities	30	(84)
Amortization/allocation of ESOP and RSP	24	40
Increase in deferred compensation stock obligation	42	13
Net cash (used in) provided by operating activities	(925)	431

Cash flows from investing activities:
Purchase of securities available for sale	(9,041)	(20,039)
Proceeds from sales of securities available for sale	-	3,140
Proceeds from payments and maturities of securities available for sale	10,703	9,118
Proceeds from payments and maturities of securities held to maturity	10	10
Net decrease (increase) in loans	2,485	(12,022)
Proceeds from sale of real estate owned	347	-
Purchase of Federal Home Loan Bank stock	(135)	(743)
Purchase of premises and equipment	(72)	(24)
Net cash provided by (used in) investing activities	4,297	(20,560)

Cash flows from financing activities:
Net (decrease) increase in deposits	(6,587)	619
Net increase in short-term borrowed funds	7,000	8,500
(Repayment of) proceeds from long-term borrowed funds	(4,000)	8,000
(Decrease) increase in advance payments by borrowers for taxes
and insurance	(4)	28
Dividends paid	-	(166)
Purchase of common shares for deferred compensation plan	(42)	(13)
Net cash (used in) provided by financing activities	(3,633)	16,968

Net decrease in cash and cash equivalents	(261)	(3,161)
Cash and cash equivalents at beginning of period	4,074	6,355
Cash and cash equivalents at end of period	$3,813	$3,194

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$1,217	$1,587
Income taxes	-	226

Transfer of loans to real estate owned	691	-

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

The results of operations for the three and six months ended March 31, 2010, are not necessarily indicative of the results to be expected for the year ending September 30, 2010, or any other future interim period.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2009 included in the Company’s Annual Report on Form 10-K.

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

The following is a summary of the Company’s earnings per share calculations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net loss	$(160,696)	$(329,799)	$(241,879)	$(182,865)

Weighted average common shares
outstanding for computation of
basic EPS (1)	1,644,206	1,667,002	1,643,063	1,665,858

Common-equivalent shares due to
the dilutive effect of stock options
and RSP awards	-	997	-	1,274

Weighted-average common shares
for computation of diluted EPS	1,644,206	1,667,999	1,643,063	1,667,132

Loss per common share:
Basic	$(0.10)	$(0.20)	$(0.15)	$(0.11)
Diluted	(0.10)	(0.20)	(0.15)	(0.11)

(1) Excludes unallocated ESOP shares

NOTE 3 – TREASURY STOCK

In February, 2009, the Company approved the repurchase of up to $250,000 of its common stock.  In May, 2009, the Company acquired 31,946 shares at a cost of approximately $190,000 or an average of $5.90 per share.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

	March 31, 2010
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

U.S. Government and Agency Securities:
Due within one year	$-	$-	$-	$-
Due after one year through five years	5,500,000	17,275	9,370	5,507,905
Due after five years through ten years	3,000,000	-	22,180	2,977,820

Marketable Equity Securities	2,888	-	2,468	420

Residential Mortgage-Backed Securities	29,887,031	1,217,811	8,337	31,096,505

	$38,389,919	$1,235,086	$42,355	$39,582,650

	September 30, 2009
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

U.S. Government and Agency Securities:
Due within one year	$1,000,000	$2,190	$-	$1,002,190
Due after one year through five years	3,000,000	26,693	-	3,026,693
Due after five years through ten years	1,500,000	735	1,875	1,498,860

Marketable Equity Securities	2,888	-	2,280	608

Residential Mortgage-Backed Securities	34,586,103	1,308,181	4,856	35,889,428

	$40,088,991	$1,337,799	$9,011	$41,417,779

There were no sales of investment securities or mortgage-backed securities during the six months ended March 31, 2010.

The following table provides a summary of securities available for sale which were in an unrealized loss position at March 31, 2010 and September 30, 2009.  Approximately $2,500 or 6% and $2,300 or 25% of the unrealized loss as of March 31, 2010 and September 30, 2009, respectively, was comprised of securities in a continuous loss position for twelve months or more.  The unrealized losses on the government and agency and mortgage-backed debt securities are caused primarily by changes in market interest rates.  The Company does not intend to sell these securities and it is not likely that we would be required to sell them before recovery of the amortized cost basis.

	March 31, 2010
	Under One Year		One Year or More
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. Government and Agency Securities	$4,968,450	$31,550	$-	$-
Marketable Equity Securities	-	-	420	2,468
Residential Mortgage-Backed Securities	1,879,082	8,337	-	-

Total available for sale	$6,847,532	$39,887	$420	$2,468

	September 30, 2009
	Under One Year		One Year or More
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. Government and Agency Securities	$748,125	$1,875	$-	$-
Marketable Equity Securities	-	-	608	2,280
Residential Mortgage-Backed Securities	954,049	4,856	-	-

Total available for sale	$1,702,174	$6,731	$608	$2,280

NOTE 5 – SECURITIES HELD TO MATURITY

	March 31,	September 30,
	2010	2009

Residential Mortgage-Backed Securities:
Amortized cost	$137,775	$148,011
Gross unrealized gains	3,969	1,823
Gross unrealized losses	-	-

Estimated fair value	$141,744	$149,834

NOTE 6 – BENEFIT PLANS

Stock Option Plan

The Company has stock option plans (“Plans”) which authorize the issuance of up to 168,746 shares upon the exercise of stock options that may be awarded to officers, directors, key employees, and other persons providing services to the Company.  Shares issued on the exercise of options may be authorized but unissued shares, treasury shares or shares acquired on the open market.  The options granted under the Plans constitute either Incentive Stock Options or Non-Incentive Stock Options.  The options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant and expire not more than 10 years after the date of grant.  At March 31, 2010, there were 16,434 shares remaining for future option awards.

The following table summarizes activity under the Plans for the six months ended March 31, 2010:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding September 30, 2009	106,242	$11.323
Forfeited	(3,000)	12.725
Outstanding March 31, 2010	103,242	$11.283

The following table summarizes all options outstanding as of March 31, 2010, all of which are exercisable:

Weighted Average
Number	Exercise	Remaining
of Shares	Price	Contractual Life

54,642	$ 10.000	5.8 years
48,600	12.725	6.4 years

103,242	$ 11.283	6.1 years

On October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), (“SFAS 123(R)”), Share-Based Payment (Codified into Accounting Standards Codification (“ASC”) Topic 718).  SFAS 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees.  Under SFAS 123(R), compensation cost is recognized prospectively for new and modified awards over the related vesting period of such awards.  Results for prior periods have not been restated.  Prior to October 1, 2006, the Company accounted for these Plans under the recognition and measurement principles of APB 25 and related interpretations using the intrinsic value method.  In accordance with APB 25, no compensation cost related to these Plans was reflected in net income prior to fiscal 2007, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the grant date.   No stock option expense was recorded in the six months ended March 31, 2010 or 2009 because all options were fully vested prior to fiscal 2007.

Restricted Stock Plan

The Company has restricted stock plans (“Plans”) which provide for the award of shares of restricted stock to directors, officers and employees.  The Plans provide for the purchase of 67,496 shares of common stock in the open market to fund such awards.  All of the Common Stock to be purchased by the Plans is purchased at the fair market value on the date of purchase.  Awards under the Plans are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company’s Board of Directors and as a means of providing a further retention incentive.  Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant.  Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date.  As of March 31, 2010, there were 21,404 shares remaining for future awards.  Compensation expense for the Plans was approximately $4,600 and $8,400, respectively, for the three and six-month periods ended March 31, 2010, compared to $6,000 and $18,000 for the same 2009 periods.

The following table summarizes changes in unvested shares for the six months ended March 31, 2010:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Outstanding September 30, 2009	8,431	$7.968
Granted	-	-
Vested	(2,518)	8.786
Forfeited	(1,001)	7.398

Outstanding March 31, 2010	4,912	$7.665

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

The ESOP is accounted for in accordance with Statement of Position 93-6, "Accounting for Employee Stock Ownership Plans" (Codified into ASC Topic 718), which was issued by the American Institute of Certified Public Accountants in November 1993.  Accordingly, the ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition.  As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations.  ESOP compensation expense was approximately $9,000 and $20,000, respectively, for the three and six-month periods ended March 31, 2010, compared to $13,000 and $28,000 for the same 2009 periods.

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

Determination of the appropriate level within the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement.  Assets and liabilities as of March 31, 2010 measured at fair value, segregated by fair value hierarchy level, are summarized below:

(Dollars in thousands)	Level 1	Level 2	Level 3	Total

Securities available for sale	$-	$39,583	$-	$39,583
Impaired loans	-	-	2,360	2,360
Real estate owned	-	-	1,285	1,285

A loan is deemed to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans are evaluated at the time they are identified as impaired and, if collateral-dependent, are valued at the lower of the recorded investment or the fair value of the collateral.   If a valuation adjustment is required, a specific allowance is established, with a transfer from the general valuation allowance.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.   Impaired loans had outstanding balances of $4,029,000 and $5,198,000 at March 31, 2010 and September 30, 2009, respectively, with valuation allowances of $1,621,000 and $1,435,000, respectively.  At March 31, 2010, impaired loans of $4.0 million had associated valuation allowances of $1,621,000, while $49,000 in impaired loans had no valuation allowance.  The average balance of impaired loans outstanding for the three and six months ended March 31, 2010 was $4.9 million and $5.0 million, respectively.  The average balance of impaired loans outstanding for the three and six months ended March 31, 2009 was $1.2 million and $946,000, respectively.  Interest income of $10,000 and $13,000 was recognized on impaired loans during the three and six months ended March 31, 2010, respectively.  No interest income was recognized on impaired loans during the three or six months ended March 31, 2009.

Real estate owned represents properties that have been acquired in foreclosure or by deed-in-lieu of foreclosure.   The assets are written down to fair value less estimated costs to sell, based on the appraised value at the time of foreclosure.  Subsequent valuations are periodically performed and if the value has declined, an allowance would be established with a charge to operations.  Additional impairments of $246,000 on REO properties were recorded during the three months ended March 31, 2010, as a provision for REO losses.

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

Short-Term Borrowings

The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values.  Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

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

The carrying values and estimated fair values of financial instruments as of March 31, 2010 are as follows (in thousands):

	Carrying	Fair
	Amount	Value

Financial Assets

Cash and cash equivalents	$3,813	$3,813
Securities available for sale	39,583	39,583
Securities held to maturity	138	142
Loans receivable	114,495	119,204
Accrued interest receivable	578	578
FHLB stock	994	994

Financial Liabilities

Deposits	134,631	136,462
Borrowed funds	16,000	16,332

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has considered whether any events or transactions occurring after March 31, 2010 would require recognition or disclosure in the financial statements as of or for the three or six-month periods ended March 31, 2010.  No such subsequent events were identified.

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

Overview

At March 31, 2010, the Company had total assets, deposits, borrowings and stockholders’ equity of $168.5 million, $134.6 million, $16.0 million and $16.0 million, respectively.  For the three months ended March 31, 2010, the Company reported a net loss of $161,000, or $.10 per diluted share, compared to a net loss of $330,000, or $.20 per diluted share, for the same period in 2009.  For the six months ended March 31, 2010, the Company reported a net loss of $242,000, or $.15 per diluted share, compared to a net loss of $183,000, or $.11 per diluted share, for the same period in 2009.  The net losses are primarily attributable to significant provisions for loan and REO losses, which totaled $571,000 and $996,000 for the three and six month periods ended March 31, 2010, respectively, compared to $1,025,000 and $1,095,000 for the same 2009 periods.

Changes in Financial Condition

Total assets decreased by $3.9 million, or 2.2%, to $168.5 million at March 31, 2010, from $172.3 million at September 30, 2009.  This decrease is primarily attributable to a $1.8 million decrease in investment securities and a $3.9 million decrease in the loans receivable, net, portfolio, partially offset by a $2.0 million increase in other assets.  Securities available for sale decreased by 4.4%, to $39.6 million at March 31, 2010 from $41.4 million at September 30, 2009.  Investment securities totaling $9.0 million were purchased during the six months ended March 31, 2010, while payments and maturities on investment securities totaled $10.7 million.  Loans receivable, net, decreased by 3.3%, to $114.5 million at March 31, 2010 from $118.4 million at September 30, 2009.  $1.2 million of the decrease resulted as the Company obtained deeds-in-lieu of foreclosure on the properties securing two loans with $1.2 million in principal balances.  In addition, the commercial real estate and construction loan portfolios decreased by $1.8 million and $1.0 million, respectively, from principal payments.  Other assets increased to $4.3 million at March 31, 2010, from $2.3 million at September 30, 2009, largely due to the $1.2 million prepayment on December 30, 2009 of the estimated FDIC deposit insurance assessments calculated through 2012.  The FDIC amended the assessment regulations to require this prepayment, which will be applied against actual future quarterly assessments.  Deposits decreased by $6.6 million, or 4.7%, to $134.6 million at March 31, 2010 from $141.2 million at September 30, 2009.  The change in deposits is primarily attributable to a $5.0 million withdrawal of short-term, rate-sensitive municipal funds in the quarter ended December 31, 2009.  Borrowed funds increased by $3.0 million, to $16.0 million at March 31, 2010 from $13.0 million at September 30, 2009.  Stockholders’ equity decreased $294,000 to $16.0 million at March 31, 2010 from $16.3 million at September 30, 2009.  The decrease was primarily attributable to the net loss of $242,000 for the six months ended March 31, 2010.

Results of Operations

Net Interest Income.   For the three-months ended March 31, 2010, the Company reported net interest income before provision for loan losses of $1,379,000, compared to $1,369,000 for the same period in 2009.  The increase in net interest income was the result of a decrease in interest expense of $229,000, largely offset by a decrease in interest income of $219,000.  The interest rate spread was 3.22% for the three months ended March 31, 2010 compared to 2.90% for the three months ended March 31, 2009, while the net interest margin was 3.53% for the 2010 period compared to 3.37% for the 2009 period.  For the six-month period ended March 31, 2010, the Company reported net interest income before provision for loan losses of $2,771,000, compared to $2,741,000 for the six months ended March 31, 2009.  The interest rate spread was 3.17% for the six months ended March 31, 2010 compared to 2.98% for the six months ended March 31, 2009, while the net interest margin was 3.50% for the 2010 period compared to 3.47% for the 2009 period.  The Company’s spread and margin improved for the three and six months ended March 31, 2010 compared to the same 2009 period, as the average cost of funds decreased by more than the average yield on total interest-earning assets.

The average balance of total interest-earning assets for the three months ended March 31, 2010 decreased by $6.0 million compared to the three months ended March 31, 2009, while the average yield decreased to 5.01% from 5.37%.  The decrease in total interest income of $219,000 for the three months ended March 31, 2010 is comprised of a decrease in interest income of $43,000 on loans receivable and a decrease of $176,000 in interest income from securities and other interest-earning assets.  Average loan receivable balances increased by $1.1 million for the three months ended March 31, 2010 compared to the same 2009 period, while the average yield decreased to 5.37% from 5.57%.  The decrease in loan yields is attributable to both a greater percentage of the portfolio being comprised of residential mortgage loans during the three months ended March 31, 2010 compared to the same 2009 period, as well as residential mortgage and home equity loan refinances.   For the three months ended March 31, 2010, the average balance of securities and other interest-earning assets decreased by $7.0 million compared to the same 2009 period, while the average yield decreased to 3.97% from 4.88%.

The average balance of total interest-earning assets for the six months ended March 31, 2010 increased by $455,000 compared to the six months ended March 31, 2009, while the average yield decreased to 5.05% from 5.50%.  The decrease in total interest income of $341,000 for the six months ended March 31, 2010 is comprised of a decrease in interest income of $86,000 on loans receivable and a decrease of $255,000 in interest income from securities and other interest-earning assets.  Average loan receivable balances increased by $4.8 million for the six months ended March 31, 2010 compared to the same 2009 period, while the average yield decreased to 5.38% from 5.76%.  For the six months ended March 31, 2010, the average balance of securities and other interest-earning assets decreased by $4.4 million compared to the same 2009 period, while the average yield decreased to 4.08% from 4.82%.

The average balance of interest-bearing liabilities decreased by $2.1 million for the three months ended March 31, 2010 compared to same 2009 period, while the average cost decreased to 1.79% from 2.47%.  The decrease in total interest expense of $229,000 for the three months ended March 31, 2010 is comprised of a $211,000 decrease in interest expense on deposits and an $18,000 decrease in interest expense on borrowings.  Average interest-bearing deposit balances increased by $2.6 million with a decrease in the average cost to 1.68% for the three months ended March 31, 2010, compared to 2.47% for the same 2009 period, while average borrowings decreased by $4.6 million, with an increase in the average cost to 2.79% from 2.49%.

The average balance of interest-bearing liabilities increased by $3.5 million for the six months ended March 31, 2010 compared to same 2009 period, while the average cost decreased to 1.88% from 2.52%.  The decrease in total interest expense of $371,000 for the six months ended March 31, 2010 is comprised of a $388,000 decrease in interest expense on deposits, partially offset by a $17,000 increase in interest expense on borrowings.  Average interest-bearing deposit balances increased by $4.3 million with a decrease in the average cost to 1.75% for the six months ended March 31, 2010, compared to 2.50% for the same 2009 period, while average borrowings decreased by $785,000, with an increase in the average cost to 3.10% from 2.66%.

Provision for Loan Losses.   The provision for loan losses was $325,000 and $750,000, respectively, for the three and six month periods ended March 31, 2010, compared to $1,025,000 and $1,095,000 for the same periods in

2009.   Charge-offs of $726,000 and $86,000 were recorded during the six months ended March 31, 2010 and 2009, respectively.  At March 31, 2010, the allowance for loan losses was $2,943,000 (2.51% of the loan portfolio) compared to $2,920,000 (2.41% of the loan portfolio) at September 30, 2009.  The provisions in fiscal 2010 and 2009 are primarily due to the high levels of non-performing loans and a decline in the value of the collateral securing our impaired loans, reflecting the state of the economy and declining real estate values in our market area.  The charge-offs of $726,000 for the six months ended March 31, 2010 were recorded upon the write-down to fair value, less estimated costs to sell, of properties acquired by deed in lieu of foreclosure as well as the short-sale of properties securing two loans.  Non-performing loans were $5.4 million or 4.63% of total loans at March 31, 2010, compared to $6.9 million or 5.66% at September 30, 2009 and $5.9 million or 4.85% at March 31, 2009.  Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio.  This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors.  However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Balance - beginning	$2,867,881	$939,664	$2,919,597	$955,687
Provision for loan losses	325,000	1,025,000	750,000	1,095,000
Charge-offs	(249,586)	(335)	(726,356)	(86,358)
Recoveries	204	-	258	-

Balance - ending	$2,943,499	$1,964,329	$2,943,499	$1,964,329

Non-interest Income. Non-interest income decreased $151,000, or 56.1%, to $118,000 for the three months ended March 31, 2010 and decreased $144,000, or 36.6%, to $249,000 for the six months ended March 31, 2010 compared to the same 2009 periods.  The decrease in non-interest income for the three and six month periods is primarily attributable to the $140,000 gain on the sale of $3.0 million of securities in the quarter ended March 31, 2009.

Non-interest Expense.   Non-interest expense increased $279,000, or 23.7%, to $1,454,000 for the three months ended March 31, 2010, from $1,175,000 for the same period in 2009, and increased $322,000, or 13.6%, to $2,697,000 for the six months ended March 31, 2010, compared to the same 2009 period. The increase in non-interest expense resulted primarily from an increase in real estate and repossessed assets expense.   Federal deposit insurance premiums and other expense increased by lesser amounts, while compensation and benefits, occupancy and equipment and service bureau and data processing expenses decreased.  Real estate and repossessed assets expense increased by $300,000 and $326,000 for the three and six months ended March 31, 2010, respectively.  $246,000 of this increase was for a provision for REO losses in the quarter ended March 31, 2010, due to a decrease in estimated market values.  REO expense also includes the holding costs of the REO properties, as well as a loss on the sale of one of the properties.  Federal deposit insurance premiums increased by $20,000 and $77,000 for the three and six months ended March 31, 2010, respectively, compared to the same 2009 periods.  These premiums represent the cost of our FDIC deposit insurance assessments and increased as a result of higher assessment rates.  Other expense also increased by $20,000 and $77,000 for the three and six months ended March 31, 2010, respectively, compared to the same 2009 periods, with the increase largely due to legal, collection and servicing costs on non-performing loans.  Partially offsetting these increases was a decrease in compensation and benefits, which decreased by $47,000 and $140,000 for the three and six months ended March 31, 2010, respectively, compared to the same 2009 periods.  The decrease is a reflection of cost-cutting measures taken as we reduced director fees, eliminated several staff positions, and eliminated bonuses and the 401K match.  Occupancy and equipment expense decreased by $12,000 and $16,000 for the three and six months ended March 31, 2010, compared to the same 2009 periods, primarily due to a decrease in depreciation expense, as a number of fixed assets became fully depreciated.

Income Taxes.  The Company recorded a tax benefit of $121,000 and $185,000 for the three and six months ended March 31, 2010, respectively, reflecting an effective tax rate of 42.9% and 43.3%, respectively.  For the three and six months ended March 31, 2009, the Company recorded a tax benefit of $232,000 and $153,000, respectively,  reflecting an effective tax rate of 41.3% and 45.5%, respectively.

Liquidity and Regulatory Capital Compliance

On March 31, 2010, the Bank was in compliance with its regulatory capital requirements as follows:

(Dollars in thousands)	Amount	Ratio

Tangible capital	$13,595	8.13%
Tangible capital requirement	2,509	1.50%
Excess over requirement	$11,086	6.63%

Core capital	$13,595	8.13%
Core capital requirement	6,691	4.00%
Excess over requirement	$6,904	4.13%

Risk-based capital	$14,896	14.32%
Risk-based capital requirement	8,323	8.00%
Excess over requirement	$6,573	6.32%

The Company anticipates that it will have sufficient funds available to meet its current commitments.  As of March 31, 2010, the Bank had outstanding commitments to fund loans of $1.3 million, commitments on unused lines of credit of $12.6 million, undisbursed construction loans of $455,000 and $17,000 in outstanding letters of credit.  Certificates of deposit scheduled to mature in one year or less as of March 31, 2010 totaled $46.7 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

	At or for the Three Months
	Ended March 31,
	2010 (1)	2009 (1)
Loss per common share (2):
Basic	$(0.10)	$(0.20)
Diluted	$(0.10)	$(0.20)
Return on average assets (1)	(0.38)%	(0.78)%
Return on average equity (1)	(3.98)%	(7.47)%
Interest rate spread (1)	3.22%	2.90%
Net interest margin (1)	3.53%	3.37%
Non-interest expense to average assets (1)	3.46%	2.77%
Non-performing assets to total assets	3.99%	3.63%
Non-performing loans to total loans	4.63%	4.85%
Book value per share (3)	$9.47	$10.18

(1)	The ratios for the three month periods presented are annualized.
(2)	The average number of shares outstanding during the three months ended March 31, 2010 was
1,644,206 basic and diluted. The average number of shares outstanding during the three months ended March 31, 2009 was 1,667,002 basic and 1,667,999 diluted.
(3)	There were 1,686,527 shares outstanding at March 31, 2010 and 1,718,473 shares outstanding at March 31, 2009.

	For the Six Months
	Ended March 31,
	2010 (1)	2009 (1)
Loss per common share (2):
Basic	$(0.15)	$(0.11)
Diluted	$(0.15)	$(0.11)
Return on average assets (1)	(0.29)%	(0.22)%
Return on average equity (1)	(2.99)%	(2.09)%
Interest rate spread (1)	3.17%	2.98%
Net interest margin (1)	3.50%	3.47%
Non-interest expense to average assets (1)	3.20%	2.89%

(1)	The ratios for the six month periods presented are annualized.
(2)	The average number of shares outstanding during the six months ended March 31, 2010 was
1,643,063 basic and diluted. The average number of shares outstanding during the six months ended March 31, 2009 was 1,665,858 basic and 1,667,132 diluted.

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

ITEM 1A.                RISK FACTORS

 Not applicable as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number Of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number Of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs*	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
January 1 through 31	100	**	$4.00	-	64,153
February 1 through 28	-		-	-	64,153
March 1 through 31	2,000	**	$3.80	-	64,153
Total	2,100		$3.81	-
*	The Company announced the repurchase of up to approximately 85,500 shares on December 13, 2005 and 47,000 shares for the RSP on January 31, 2006

**	Represents shares purchased for the Deferred Compensation Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.                   RESERVED

ITEM 5.	OTHER INFORMATION

The Annual Meeting of Stockholders of the Company was held on January 25, 2010 and the following matters were voted upon:

Proposal I – Election of Directors for terms to expire in 2013

			Broker
	For	Withheld	Non-Vote

Mark V. Dimon	781,043	30,689	474,882
John J. Ferry	782,812	28,920	474,882

Proposal II – Ratification of Appointment of Accountants for the fiscal year ended September 30, 2010

For	Against	Abstain

1,276,221	9,697	696

There were no broker non-votes on Proposal II.

ITEM 6.                   EXHIBITS

List of Exhibits:

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.1	Directors Consultation and Retirement Plan*******
10.2	Stock Option Plan****
10.3	Restricted Stock Plan****
10.4	Employment Agreement between Janice A. Summers and Roebling Bank********
10.5	Employment Agreement between Frank J. Travea, III and Roebling Bank********
10.6	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.7	Roebling Bank 2006 Restricted Stock Plan*****
10.8	Directors Change in Control Severance Plan******
10.9	Directors Deferred Compensation Agreement between John J. Ferry and Roebling Bank*******
10.10	Directors Deferred Compensation Agreement between George N. Nyikita and Roebling Bank*******
10.11	Directors Deferred Compensation Agreement between Mark V. Dimon and Roebling Bank********
10.12	Supervisory Agreement, dated June 17, 2009*********
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification

*	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-59069) filed with the Commission on September 30, 2004.
**	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.
***	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.

****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-119839) filed with the Commission on October 20, 2004.
*****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-132059) filed with the Commission on February 27, 2006.
******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.
*******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
********	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
*********	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 18, 2009.

ROEBLING FINANCIAL CORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROEBLING FINANCIAL CORP, INC.
Date: May 12, 2010	By:	/s/ Frank J. Travea, III
Frank J. Travea, III President and Chief Executive Officer (Principal Executive Officer)
Date: May 12, 2010	By:	/s/ Janice A. Summers
Janice A. Summers Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)