Form 10-K
period 2010-09-30
Roebling Financial Corp, Inc.
filed 2010-12-23
CIK 1293283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2010
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, $0.10 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ]YES  [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] YES    [X]  NO

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES  [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4.6 million as of the last business day of the registrant’s most recently completed second quarter (March 31, 2010) based on the last sale ($3.75 per share) reported on  the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, the registrant’s stock benefit plan trusts and all shareholders beneficially owning more than 10% of the registrant’s common stock.

As of December 17, 2010, there were 1,686,527 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2010 (Parts I & II)
2.           Portions of the Registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders. (Part III)

ROEBLING FINANCIAL CORP, INC.
ANNUAL REPORT ON FORM 10-K
for the fiscal year ended September 30, 2010

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

The Supervisory Agreement prohibits the Bank from making non-residential real estate loans, commercial loans, construction loans and loans secured by non-owner-occupied residential property (“investor loans”) or purchasing any loan participation without the prior written non-objection of the OTS except for loans originated pursuant to legally binding commitments existing as of March 31, 2010, renewals or modifications of loans of $500,000 or less secured by properties in the Bank’s local lending area and originations of one-to-four family construction loans secured by property in the Bank’s local lending area under binding sale contracts to an owner-occupant with permanent financing.  The Supervisory Agreement further requires the Bank to adopt a plan for reducing its concentrations in non-residential real estate loans, investor loans, participation loans and construction loans and for reducing criticized assets.  The Bank must also adopt a new loan loss allowance policy and correct loan underwriting and credit administration weaknesses cited in the most recent examination report.  Finally, the Supervisory Agreement prohibits the Bank from taking brokered deposits without prior OTS approval.  The Supervisory Agreement will remain in effect until modified, suspended or terminated by the OTS.  The Bank believes that it is in compliance with the Supervisory Agreement.

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

The Bank faces significant competition in attracting loans and deposits and originating loans.  Our competition for loans and deposits comes from other insured financial institutions such as commercial banks, thrift institutions (including savings banks), credit unions and multi-state regional banks in the Bank’s market areas, as well as internet banks.  We also compete with brokers and mortgage banking companies for loans.  Competition for funds also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. The Bank maintains and attracts customers by offering competitive interest rates and a high level of personal service.

Lending Activities

The Company’s principal lending activity is the origination of loans secured by real property in Southern New Jersey. At September 30, 2010, the Bank’s loan portfolio included $61.1 million in loans secured by liens on one-to-four family properties, $28.3 million in home equity loans, $18.9 million in loans secured by commercial real estate, $2.8 million in loans secured by land or properties under construction and $3.0 million in loans secured by multi-family properties. The Bank’s loan portfolio also includes commercial and consumer loans.  Under the Supervisory Agreement, the Bank may not make non-residential real estate loans, commercial loans, construction loans and loans secured by non-owner-occupied residential property without prior written non-objection from the OTS.  The majority of the Bank’s borrowers are located in Southern New Jersey and could be expected to be similarly affected by economic and other conditions in this area. The Company does not believe that there are any other concentrations of loans or borrowers in its portfolio.

Loan Portfolio Composition. The following table sets forth information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated.

	At September 30,
	2010		2009		2008
	$	%	$	%	$	%
	(Dollars in thousands)
Real estate loans:
One-to-four family (1)	$61,113	53.04%	$62,138	50.80%	$47,723	41.60%
Multi-family	2,994	2.60	3,801	3.11	3,849	3.36
Construction and land	2,814	2.44	5,785	4.73	12,715	11.08
Commercial real estate	18,936	16.44	21,424	17.51	20,002	17.44
Total real estate loans	85,857	74.52	93,148	76.15	84,289	73.48
Consumer and other loans:
Home equity	28,250	24.52	27,530	22.51	27,867	24.29
Commercial	743	0.65	1,290	1.05	2,294	2.00
Other consumer	357	0.31	350	0.29	265	0.23
Total consumer and other loans	29,350	25.48	29,170	23.85	30,426	26.52
Total loans	115,207	100.00%	122,318	100.00%	114,715	100.00%

Less:
Loans in process	58		987		4,299
Net deferred loan origination fees (costs)	(26)		(17)		(14)
Allowance for loan losses	3,208		2,920		956
Total loans, net	$111,967		$118,428		$109,474

______
(1)           Includes $506,000 in loans held for sale at September 30, 2010.

Loan Maturity Table. The following table sets forth the contractual maturities of the Company’s loan portfolio at September 30, 2010. The table does not reflect anticipated prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities. Demand loans, loans having no stated schedule of payments and no stated maturity and overdrafts are shown as due in one year or less. Amounts shown are net of loans in process.

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(In thousands)
Real estate loans:
One-to-four family	$1,129	$1,773	$58,211	$61,113
Multi-family	--	--	2,994	2,994
Construction and land	2,708	--	48	2,756
Commercial real estate	399	3,270	15,267	18,936
Consumer and other loans:
Home equity	283	2,357	25,610	28,250
Commercial	288	192	263	743
Other consumer	15	216	126	357
Total	$4,822	$7,808	$102,519	$115,149

The following table sets forth as of September 30, 2010 the dollar amount of all loans due after September 30, 2011, according to rate type and loan category.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One-to-four family	$28,630	$31,354	$59,984
Multi-family	--	2,994	2,994
Construction and land	--	48	48
Commercial real estate	3,446	15,091	18,537
Consumer and other loans:
Home equity	17,765	10,202	27,967
Commercial	191	264	455
Other consumer	204	138	342
Total	$50,236	$60,091	$110,327

One-to-Four Family Mortgage Loans. The Company offers first mortgage loans secured by one-to-four family residences in its primary lending area. Typically, such residences are single-family homes that serve as the primary residence of the owner.  The Company requires private mortgage insurance on one-to-four family, owner-occupied loans with a loan-to-value ratio in excess of 80%. The Company currently offers fixed-rate and adjustable-rate mortgage loans with terms up to 40 years.  The Company’s adjustable-rate mortgage loans generally have  rates that adjust annually or terms in which interest rates are fixed for the first three to ten years and adjust annually thereafter (e.g. “10/1 ARM”). ARM loans are qualified at the fully indexed mortgage rate as of the date of the commitment. The Company offers such loans in an effort to make its assets more interest rate sensitive. Interest rates charged on fixed-rate loans are competitively priced based on the local market.

The Company’s portfolio also includes mortgage loans on non-owner occupied one-to-four family residences. Such loans are generally offered with variable rates or balloons which typically adjust or mature, respectively, within 10 years. Renewal of balloon mortgage loans is based on the credit history as well as the current qualification of the borrower at the time of renewal. Loan origination fees on loans are generally 0% to 3% of the loan amount depending on the market rate and customer demand.  At September 30, 2010, the Bank’s one-to-four family mortgage portfolio included approximately $8.1 million in loans secured by non-owner-occupied residential properties.  Loans secured by non-owner-occupied property are generally considered to involve a higher degree of credit risk than the financing of owner-occupied properties since repayment may be affected by the continued receipt of rental income from such properties.

The Company generally retains adjustable and shorter-term, fixed-rate loans in its portfolio and sells qualifying longer-term fixed-rate loans to Fannie Mae pursuant to forward commitments and retains the servicing rights.  Generally, fixed-rate loans have a 10 to 40 year term to maturity. Non-conforming, fixed-rate loans are both retained in the Company’s portfolio and sold in the secondary market to private entities, servicing released. At September 30, 2010 there were $506,000 in loans held for sale.  See “-- Loan Servicing, Purchases and Sales.”

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

The Company’s commercial business lending policy emphasizes (1) credit file documentation, (2) analysis of the borrower’s character, (3) analysis of the borrower’s capacity to repay the loan (including review of annual financial statements), (4) adequacy of the borrower’s capital and collateral, and (5) evaluation of the industry conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of the Company’s credit analysis. The Company requests annual financial statements of the borrower on all commercial loans.

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

Loans-to-One-Borrower Limit. Under federal law, a federal savings bank generally may not lend to one borrower in an amount greater than the higher of $500,000 or 15% of its unimpaired capital and surplus. At September 30, 2010, our legal loans-to-one-borrower limit was approximately $2.2 million.  During 2009, we reduced our internal loans-to-one-borrower limit to $1,000,000 going forward.

At September 30, 2010, our largest lending relationship was $1.7 million and consisted of a construction loan secured by a multi-family property.  This loan is non-performing and in the process of foreclosure.  Our next largest lending relationship we had outstanding was $1.7 million and consisted of two loans.  One of the loans has a $1.6 million balance and is secured by an owner-occupied, single-family residence.  The other loan, with an $81,000 balance, is secured by business assets.

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

Loan applicants are promptly notified of the decision of the Company, setting forth the terms and conditions of the decision. If approved, these terms and conditions include the amount of the loan, interest rate and basis, amortization term, a brief description of the real estate to be mortgaged or the collateral to be pledged and the notice requirement of insurance coverage to be maintained to protect the Company’s interest. The Company requires title insurance or a title opinion on first mortgage loans and fire and casualty insurance on all properties securing loans, which insurance must be maintained during the entire term of the loan. The Company also requires flood insurance, if appropriate, in order to protect the Company’s interest in the security property. Mortgage loans originated and purchased by the Company in its portfolio generally include due-on-sale clauses that provide the Company with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Company’s consent.

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

The Company generally underwrites fixed-rate, one-to-four family mortgage loans pursuant to Fannie Mae guidelines to facilitate sale in the secondary market. Fixed-rate mortgage loans may be sold with servicing retained. Non-conforming, fixed-rate loans may be sold in the secondary market to private entities, and the servicing of such loans is not retained. Commercial purpose loans or participations may be sold, generally to stay within loan-to-one-borrower limits and generally with servicing retained. During the year ended September 30, 2010, the Company sold $1.3 million of loans. The Company had $506,000 in loans held-for-sale at September 30, 2010.  The Company recognized loan servicing fees of $31,000 for the year ended September 30, 2010. As of September 30, 2010, loans serviced for others totaled $11.9 million.

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

Loan Commitments. The Company issues written commitments to prospective borrowers on all approved mortgage loans, which generally expire within 30 days of the date of issuance. The Company charges a lock-in fee to lock in mortgage rates. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended up to 60 days. At September 30, 2010, the Company had $5.2 million of outstanding commitments to fund loans, $12.5 million of unused lines of credit, and $1.3 million in commitments to sell loans.

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

Non-Performing Assets. The following table sets forth information regarding non-performing loans and real estate owned, as of the dates indicated.

	At September 30,
	2010	2009	2008
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to-four family residential real estate	$1,549	$1,978	$—
Construction and land	2,286	3,255	870
Commercial real estate	688	1,581	—
Consumer and other loans:
Home equity	127	50	52
Other consumer	--	—	—
Total non-accrual loans	$4,650	$6,864	$922
Accruing loans contractually past due 90 days or more:
Mortgage loans:
One-to-four family residential real estate	$261	$—	$—
Consumer and other loans:
Home equity	—	—	—
Other consumer	—	—	—
Total accruing loans contractually past due 90 days or more	$261	$—	$—
Total non-performing loans	$4,911	$6,864	$922
Real estate owned	$749	$1,203	$306
Other repossessed assets	$—	$—	$—
Total non-performing assets	$5,660	$8,067	$1,228
Total non-performing loans to total loans, net	4.26%	5.66%	0.83%
Total non-performing loans to total assets	2.95%	3.98%	0.60%
Total non-performing assets to total assets	3.39%	4.68%	0.79%

As of September 30, 2010, non-accrual loans consist of thirteen loans with balances ranging from $29,000 to $1.7 million, and include two loans totaling $922,000 that were restructured in troubled debt restructurings.  The largest loan, with a balance of $1.7 million, is a participation in a condominium construction loan.  The project experienced delays, pre-sales did not meet expectations and the loan is now in foreclosure.  Another loan is a $786,000 participation in a loan collateralized by multiple single-family residences.  The borrower has defaulted and we are now in the process of foreclosure.  Another loan, with a balance of $586,000, is a participation in a condominium construction loan.  The project is complete but sales have occurred much more slowly, and at lower prices, than originally anticipated.  The borrower is working very closely with the lead bank as he attempts to get the units sold and the loan re-paid.  Our loan balance has decreased by $691,000 in fiscal 2010 from the proceeds of unit sales.  The remaining ten non-accrual loans have balances ranging from $29,000 to $369,000 and are in various stages of collection, workout and foreclosure.  Real estate owned consists of seven single-family properties and one parcel of land.  The highest valued property, with a book value of $416,000, was sold subsequent to year end with net proceeds approximating our book value.

For non-accrual loans outstanding at September 30, 2010 the Company would have recorded $324,000 in interest income for the year then ended, had the loans been current in accordance with their original terms.  Interest income of $47,000 on these loans was included in net income for the fiscal year.  Not included in the above table as of September 30, 2010 and 2009 are $1.2 million and $336,000, respectively, in loans that were restructured in a troubled debt restructuring and are performing in accordance with the modified terms.  At September 30, 2010, the Company had no other loans which are not disclosed in the non-performing or classified asset tables as to which known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present loan repayment terms.  Approximately $1.9 million of the allowance for loan losses related to non-performing loans at September 30, 2010.

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

The following table sets forth the Company’s classified assets, net of specific allowances, in accordance with its classification system at the dates indicated:

	At September 30,
	2010	2009	2008
	(In thousands)

Special Mention	$6,293	$4,695	$1,787
Substandard	5,050	4,138	2,883
Doubtful	1,895	2,409	—
Loss	—	—	—
Total	$13,238	$11,242	$4,670

At September 30, 2010, all of the doubtful assets were reflected in the non-performing asset table in the prior section.  At September 30, 2010, $3.2 million of substandard loans were performing.  The special mention assets of $6.3 million, all of which were performing, included a total of 31 loans at September 30, 2010.

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

Our methodology for analyzing the allowance for loan losses consists of several components. Specific allocations are made for loans that are determined to be impaired. A loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For such loans, a specific allowance is established when the present value of expected future cash flows or the fair value of the collateral, adjusted for selling expenses, is less than the carrying value of the loan. The general allocation is determined by segregating the remaining loans into groups and applying a loss factor to each group. Loans are grouped by type, purpose and adverse classification. The loss factor is based on inherent and historical losses associated with each type of lending group, as well as economic and real estate market conditions and trends. For example, losses on one-to-four family residential loans are generally lower than consumer or commercial loans. We also look at the level of our allowance in proportion to non-performing loans and total loans. We have established an overall ratio range that we have determined is prudent based on historical and industry data. An unallocated allowance represents the excess of the total allowance, determined to be in the established range, over the specific and general allocations.

The Company has used the same methodology in analyzing its allowance in each of the periods presented. In fiscal 2009 we increased the reserve percentages that we apply in calculating the general allocation, based on an increase in non-performing and classified loans and the economy and real estate market.  The allowance for loan losses was 2.79%, 2.41% and 0.87% of total loans outstanding at September 30, 2010, 2009 and 2008, respectively.

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

Activity in the Allowance for Loan Losses. The following table sets forth information with respect to activity in the Company’s allowance for loan losses for the periods indicated:

	Year Ended September 30,
	2010	2009	2008
	(Dollars in thousands)
Total loans outstanding(1)	$115,175	$121,348	$110,430
Average loans outstanding	$115,304	$116,495	$108,470
Allowance balances (at beginning of period)	$2,920	$956	$750
Provision for loan losses	1,100	3,245	278
Charge-offs:
One-to-four family	(475)	(806)	—
Construction and land	(171)	(278)	(72)
Commercial real estate	(162)	—	—
Commercial	—	(194)	—
Consumer	(4)	(3)	—
Total charge-offs	(812)	(1,281)	(72)
Recoveries	—	—	—
Net charge-offs	(812)	(1,281)	(72)
Allowance balance (at end of period)	$3,208	$2,920	$956
Allowance for loan losses as a percent of total loans outstanding	2.79%	2.41%	0.87%
Net charge-offs as a percentage of average loans outstanding	0.70%	1.10%	0.07%
__________
(1)	Excludes allowance for loan losses.

Allocation of the Allowance for Loan Losses. The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2010		2009		2008
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One-to-four family (1)	$1,273	77.61%	$1,323	73.90%	$432	65.89%
Multi-family	82	2.60	95	3.13	47	3.36
Construction and land	973	2.39	767	3.96	142	11.08
Commercial real estate	800	16.44	654	17.66	242	17.44
Commercial	20	0.65	32	1.06	28	2.00
Consumer	18	0.31	17	0.29	18	0.23
Unallocated	42	—	32	—	47	—
Total	$3,208	100.00%	$2,920	100.00%	$956	100.00%

________
(1)	Includes home equity loans.

During the year ended September 30, 2010, the allowance for loan losses was increased to $3.2 million from $2.9 million at September 30, 2009.  The amount of the allowance was determined in accordance with the Bank’s methodology and reflects an increase in the amount of classified loans and continued high level of impaired and non-performing loans.  The allowance was increased through a provision for loan losses of $1.1 million, which offset $812,000 in charge-offs for the year. There were less than $1,000 in recoveries during 2010.  The general valuation allowance decreased by $187,000 in fiscal 2010, while the specific allowance increased by $475,000.  The increase in specific allowances is due to a decline in the value of the collateral securing our impaired loans, reflecting the state of the economy and declining real estate values in our market area.  The charge-offs of $812,000 in fiscal 2010 were recorded upon the writedown to fair value, less estimated costs to sell, of properties acquired by deed in lieu of foreclosure, the short-sale of properties securing two loans and the charge-off of other balances deemed uncollectible.

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

Investment Activities

The Bank is required to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the OTS during its regular examinations. The OTS, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. At September 30, 2010, the Company had no securities of a single issuer, excluding U.S. government and agency securities, that exceeded 10% of stockholder’s equity.

Current regulatory and accounting guidelines regarding investment securities (including mortgage- backed securities) require us to categorize securities as “held to maturity,” “available for sale” or “trading.” As of September 30, 2010, we had securities classified as “held to maturity” and “available-for-sale” in the amount of $127,000 and $40.6 million, respectively, and had no securities classified as “trading.”  Securities classified as “available for sale” are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At September 30, 2010, our securities available for sale had an amortized cost of $39.2 million and market value of $40.6 million. The changes in market value in our available-for-sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available-for-sale do not affect our income nor does it affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At September 30, 2010, the Company’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) local municipal obligations; (iv) mortgage-backed securities; (v) banker’s acceptances; (vi) certificates of deposit; (vii) investment grade corporate bonds; and (viii) commercial paper. The Board of Directors may authorize additional investments.

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

	At September 30,
	2010	2009	2008
	(In thousands)
Investment securities held-to-maturity:
Mortgage-backed securities	$127	$148	$181
Total investment securities held-to-maturity	127	148	181
Investment securities available-for-sale:
U.S. government and agency securities	14,835	5,528	13,640
Fannie Mae stock	—	1	1
Mortgage-backed securities	25,758	35,889	19,212
Total investment securities available-for-sale	40,593	41,418	32,853
Total investment securities	$40,720	$41,566	$33,034

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Company’s investment and mortgage-backed securities portfolio at September 30, 2010.

	At September 30, 2010 (1)
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)
Investment securities held-to-maturity
Mortgage-backed securities	$—	—%	$22	4.73%	$26	5.37%	$79	3.39%	$127	4.03%	$132
Total investment securities held-to-maturity	—	—	22	4.73	26	5.37	79	3.39	127	4.03	132

Investment securities available-for-sale
U.S. government and agency securities	$—	—%	$4,034	1.95%	$10,801	2.10%	$—	—%	$14,835	2.06%	$14,835
Mortgage-backed securities	386	4.00	424	4.96	1,274	5.63	23,674	4.06	25,758	4.15	25,758
Total investment securities available-for-sale	386	4.00	4,458	2.24	12,075	2.47	23,674	4.06	40,593	3.39	40,593

Total investment securities	$386	4.00%	$4,480	2.25%	$12,101	2.48%	$23,753	4.06%	$40,720	3.39%	$40,725

______________
(1)	The table does not include Fannie Mae stock, which is classified as available-for-sale. See “-- Investment Portfolio.”

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

Deposits. Consumer and commercial deposits are attracted principally from within the Company’s primary market area through the offering of a selection of deposit instruments including checking accounts, savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2010, the Company had no brokered deposits.

Certificates of Deposit. The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 2010.

Maturity Period	Certificates of Deposits
(In thousands)

Within three months	$5,208
Over three months through six months	1,926
Over six months through twelve months	1,829
Over twelve months	6,503
$15,466

Borrowings. The Bank may obtain advances from the Federal Home Loan Bank of New York (“FHLB”) to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Bank’s stock in the FHLB and a portion of the Bank’s mortgage loan and securities portfolios. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and maturity date.  The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2010, the Bank had $7.0 million of fixed-rate advances outstanding with a weighted average rate of 3.23% and contractual maturities ranging from two to five years.

The following table sets forth the maximum month-end balance and the average balance of short-term FHLB advances for the periods indicated. These borrowings were advanced against the overnight line of credit.

	At or for the Year Ended September 30,
	2010	2009	2008
	(Dollars in thousands)

Average balance outstanding	$1,507	$3,571	$1,412
Maximum balance at end of any month	$7,075	$8,600	$5,700
Balance outstanding at end of period	$3,000	$—	$—
Weighted average rate during period	0.44%	0.57%	2.89%
Weighted average rate at end of period	0.41%	—%	—%

Personnel

As of September 30, 2010, the Company had 31 full-time and 12 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

SUPERVISION AND REGULATION

Set forth below is a brief description of certain laws which relate to the regulation of the Bank and  the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that are likely to affect us are the following:

Elimination of OTS.  The Dodd-Frank Act calls for the elimination of the OTS, which is our primary federal regulator and the primary federal regulator of the Bank, within 12 to 18 months of enactment.  At that time, the primary federal regulator of the Company will become the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and, if we retain our federal savings bank charter, the primary federal regulator for the Bank will become the Office of the Comptroller of the Currency (“OCC”).  The Federal Reserve and OCC will generally have rulemaking, examination, supervision and oversight authority over our operations and the FDIC will retain secondary authority over the Bank.  Prior to the elimination of the OTS, the Federal Reserve and OCC will provide a list of the current regulations issued by the OTS that each will continue to apply.  OTS guidance, orders, interpretations, policies and similar items under which we and other savings and loan holding companies and federal savings associations operate will continue to remain in effect until they are superseded by new guidance and policies from the OCC or Federal Reserve.

Holding Company Capital Requirements.  Effective as of the transfer date, the Federal Reserve will be authorized to establish capital requirements for savings and loan holding companies.  These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries. Within five years after enactment, the Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to depository institution holding companies that were not supervised by the Federal Reserve as of May 19, 2009, that are no less stringent than those currently applied to depository institutions.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets.

Federal Preemption.  A major benefit of the federal thrift charter has been the strong preemptive effect of the Home Owners’ Loan Act (“HOLA”), under which the Bank is chartered.  Historically, the courts have interpreted the HOLA to “occupy the field” with respect to the operations of federal thrifts, leaving no room for conflicting state regulation. The Dodd-Frank Act, however, amends the HOLA to specifically provide that it does not occupy the field in any area of state law.  Henceforth, any preemption determination must be made in accordance with the standards applicable to national banks, which have themselves been scaled back to require case-by-case determinations of whether state consumer protection laws discriminate against national banks or interfere with the exercise of their powers before these laws may be pre-empted.

Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Future assessments will be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Effective one year from the date of enactment, the Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Qualified Thrift Lender Test.  Under the Dodd-Frank Act, a savings association that fails the qualified thrift lender test will be prohibited from paying dividends, except for dividends that: (i) would be permissible for a national bank; (ii) are necessary to meet obligations of a company that controls the savings association; and (iii) are specifically approved by the OCC and the Federal Reserve.  In addition, a savings association that fails the qualified thrift lender test will be deemed to have violated Section 5 of the Home Owners’ Loan Act and may become subject to enforcement actions thereunder.

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions.  Effective one year after enactment, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days.  The notice must include a plan to address the significant supervisory matter.  The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating hereto.

Interstate Branching.  The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to branch.  Previously, federal savings banks could establish branches without geographic restrictions and banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state.  Accordingly, banks will be able to enter new markets more freely.

Transactions with Affiliates and Insiders.  Effective one year from the date of enactment, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or its affiliates.  The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The current exemption from Section 23A for transactions with financial subsidiaries will be eliminated.  The Dodd-Frank Act will additionally prohibit an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

Consumer Financial Protection Bureau.  The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.  Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank.  Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  The maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 by the Dodd-Frank Act. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guarantees all non-interest-bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009, with the FDIC’s guarantee expiring by June 30, 2012 (the “Debt Guarantee Program”).  Senior unsecured debt would include federal funds purchased and certificates of deposit standing to the credit of the bank.  After November 12, 2008, institutions that did not opt out of the Programs by December 5, 2008 were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 and at a rate between 50 and 100 basis points of the amount of debt issued.  In May, 2009, the Debt Guarantee Program issue end date and the guarantee expiration date were both extended, to October 31, 2009 and December 31, 2012, respectively.  Participating holding companies that have not issued FDIC-guaranteed debt prior to April 1, 2009 must apply to remain in the Debt Guarantee Program.  Participating institutions will be subject to surcharges for debt issued after that date.  The Transaction Account Guarantee Program was subsequently extended, until December 31, 2010, with an assessment of between 15 and 25 basis points after January 1, 2010.  The Company and the Bank opted out of the Debt Guarantee Program.  The Bank did not opt out of the original Transaction Account Guarantee Program or its extensions. The Dodd-Frank Act has extended unlimited deposit insurance to non-interest-bearing transaction accounts until December 31, 2012.

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

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments.  In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5% annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012.  The prepaid assessment will be applied against actual quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it may apply for an exemption.  Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by September 30, 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Future assessments will be based on the average consolidated total assets less tangible equity capital of a financial institution.  In setting the assessments necessary to meet the minimum reserve ratio, the FDIC must offset the effect on depository institutions with total consolidated assets of less than $10.0 billion.  The FDIC has adopted a new restoration plan reflecting the new statutory requirements.  Under the revised restoration plan, the DIF reserve ratio will reach 1.35% by September 30, 2020.  Because of lower projected losses, the FDIC has determined that the reserve ratio will reach 1.15%  by the fourth quarter of 2018 without a 3 basis point increase in assessment rates and the FDIC has determined to forgo such increase.  The FDIC has indicated that it will pursue further rulemaking in 2011 regarding the method that will be used to reach 1.35% by September 30, 2020 and offset the effect on insured depository institutions with total consolidated assets of less than $10.0 billion as required by the Dodd-Frank Act.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged .0104% of insured deposits on an annualized basis in fiscal year 2010.  These assessments will continue until the FICO bonds mature in 2017.

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

Qualified Thrift Lender Test. Savings institutions must meet a qualified thrift lender (“QTL”) test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its “portfolio assets” in certain “Qualified Thrift Investments” (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets up to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. As of September 30, 2010, the Bank was in compliance with its QTL requirement.

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

Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 2010, the Bank was in compliance with these requirements.

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

	Year Facility Opened	Leased or Owned	Net Book Value at September 30, 2010	Branch Deposits at September 30, 2010
			(In thousands)
Main Office Route 130 South and Delaware Avenue Roebling, NJ 08554	1964	Owned	$688	$47,325
Village Office 34 Main Street Roebling, NJ 08554	1922	Owned	17	22,614
New Egypt Office 8 Jacobstown Road New Egypt, NJ 08533	1998	Owned	728	36,213
Westampton Office 1934 Rt. 541/Burlington-Mt.Holly Road Westampton, NJ 08060	2005	Leased (1)	32	21,951
Delran Office 3104 Bridgeboro Road Delran, NJ 08075	2006	Owned	1,759	10,666

________
(1)	Lease had an initial term of five years and was extended for an additional five year period.

Item 3. Legal Proceedings

Roebling Financial Corp, Inc. and its subsidiaries, from time to time, are a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Roebling Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Roebling Bank. There were no lawsuits pending or known to be contemplated against us at September 30, 2010 that would have a material effect on our operations or income.

Item 4.  [RESERVED]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market for Common Equity. The information contained under the section captioned “Stock Market Information” of the Company’s Annual Report to Stockholders for the fiscal year ended September 30, 2010 (the “Annual Report”) is incorporated herein by reference. During the period under report, the Registrant did not sell any equity securities that were not registered under the Securities Act of 1933.

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

Item 9A. Controls and Procedures.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Proxy Statement for the 2011 Annual Meeting (the “Proxy Statement”) contained under the sections captioned “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal I - Election of Directors,” and  “- Biographical Information.”  The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer. A copy of the Company’s Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, Roebling Financial Corp, Inc., Route 130 South and Delaware Avenue, Roebling, New Jersey  08554.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of September 30, 2010 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders
1999 Stock Option Plan	28,600	$12.725	—
2006 Stock Option Plan	74,642	10.73	16,434
1999 Restricted Stock Plan	2,616	—	1,909
2006 Restricted Stock Plan	2,296	—	19,495

Equity compensation plans not approved by shareholders (1)	—	—	—
TOTAL	108,154	$11.283	37,838

_______
(1)	Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement contained under the sections captioned “Related Party Transactions” and “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services

The information set forth under the caption “Proposal IV - Ratification of Appointment of Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this report:

(1)
The consolidated statements of financial condition of Roebling Financial Corp, Inc. as of September 30, 2010 and 2009 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2010, together with the related notes and the report of Fontanella and Babitts, independent registered public accounting firm, thereon are incorporated herein by reference from the Annual Report.

(2)	Schedules omitted as they are not applicable.

(3)	The following exhibits are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference:

Number		Description

3.1		Certificate of Incorporation*
3.2		Bylaws**
4.0		Form of Stock Certificate***
10.1	†	Directors’ Consultation and Retirement Plan*******
10.2	†	Roebling Bank Stock Option Plan****
10.3	†	Roebling Bank Restricted Stock Plan****
10.4	†	Employment Agreement between Janice A. Summers and Roebling Bank********
10.5	†	Employment Agreement between Frank J. Travea, III and Roebling Bank********
10.6	†	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.7	†	Roebling Bank 2006 Restricted Stock Plan*****
10.8	†	Directors Change in Control Severance Plan ******
10.9	†	Directors Deferred Compensation Agreement between John J. Ferry and Roebling Bank*******
10.10	†	Directors Deferred Compensation Agreement between George N. Nyikita and Roebling Bank*******
10.11	†	Directors Deferred Compensation Agreement between Mark V. Dimon and Roebling Bank********
10.12		Supervisory Agreement, dated June 17, 2009*********
13		2010 Annual Report to Shareholders
21		Subsidiaries
23		Consent of Independent Auditors

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification

__________
†	Management contract or compensatory plan or arrangement.
*	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-50969) filed with the Commission on September 30, 2004.
**	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.
***	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.
****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-119839) filed with the Commission on October 20, 2004.
*****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-132059) filed with the Commission on February 27, 2006.
******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.
*******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
********	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
*********	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 18, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 23, 2010.

ROEBLING FINANCIAL CORP, INC.
/s/ Frank J. Travea, III
	By:	Frank J. Travea, III President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John J. Ferry		/s/ Frank J. Travea, III
John J. Ferry Director and Chairman of the Board		Frank J. Travea, III President and Chief Executive Officer (Principal Executive Officer)
Date: December 23, 2010		Date: December 23, 2010

/s/ George Nyikita		/s/ Mark V. Dimon
George Nyikita Director		Mark V. Dimon Director and Treasurer

Date: December 23, 2010		Date: December 23, 2010

/s/ Robert R. Semptimphelter, Sr.		/s/ Joan K. Geary
Robert R. Semptimphelter, Sr. Director		Joan K. Geary Director and Secretary
Date: December 23, 2010		Date: December 23, 2010

/s/ John A. LaVecchia		/s/ Janice A. Summers
John A. LaVecchia Director and Vice Chairman		Janice A. Summers Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: December 23, 2010		Date: December 23, 2010