Form 10-Q
period 2010-12-31
Roebling Financial Corp, Inc.
filed 2011-02-14
CIK 1293283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                December 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 10, 2011

Class	Outstanding
$.10 par value common stock	1,686,527 shares

 ROEBLING FINANCIAL CORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2010

INDEX

		Page Number

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, IN

Item 1.	Consolidated Financial Statements and Notes Thereto	1 – 14
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	15 - 18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4T.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults upon Senior Securities	19
Item 4.	Reserved	19
Item 5.	Other Information	19
Item 6.	Exhibits	20

SIGNATURES		21

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share data)

	December 31,	September 30,
	2010	2010

Assets

Cash and due from banks	$800	$908
Interest-bearing deposits	2,243	5,111
Total cash and cash equivalents	3,043	6,019

Securities available for sale	41,612	40,593
Securities held to maturity	124	127
Loans receivable, net	112,190	111,967
Real estate owned	352	749
Accrued interest receivable	525	504
Federal Home Loan Bank of New York stock, at cost	701	746
Premises and equipment	3,193	3,224
Other assets	3,528	2,829
Total assets	$165,268	$166,758

Liabilities and Stockholders' Equity

Liabilities

Deposits	$138,193	$138,769
Borrowed funds	9,000	10,000
Advances from borrowers for taxes and insurance	504	456
Other liabilities	1,546	1,417
Total liabilities	149,243	150,642

Stockholders' equity

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized;
none issued	-	-
Common stock; $0.10 par value; 20,000,000 shares authorized;
1,718,473 issued	172	172
Additional paid-in-capital	10,341	10,348
Treasury stock; 31,946 shares, at cost	(190)	(190)
Unallocated employee stock ownership plan shares	(291)	(310)
Unallocated restricted stock plan shares	(97)	(93)
Deferred compensation obligation	261	240
Stock purchased for deferred compensation plan	(261)	(240)
Retained earnings - substantially restricted	5,641	5,502
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of tax	571	812
Defined benefit plan, net of tax	(122)	(125)
Total stockholders' equity	16,025	16,116

Total liabilities and stockholders' equity	$165,268	$166,758

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	December 31,
	2010	2009

Interest income:
Loans receivable	$1,436	$1,612
Securities	324	416
Other interest-earning assets	13	13
Total interest income	1,773	2,041

Interest expense:
Deposits	422	545
Borrowed funds	55	104
Total interest expense	477	649

Net interest income before provision for loan losses	1,296	1,392
Provision for loan losses	50	425
Net interest income after provision for loan losses	1,246	967

Non-interest income:
Loan fees	22	22
Account servicing and other	100	107
Gain on sale of loans	8	2
Total non-interest income	130	131

Non-interest expense:
Compensation and benefits	579	582
Occupancy and equipment	119	141
Service bureau and data processing	129	139
Federal deposit insurance premiums	81	82
Real estate and repossessed asset expense, net	18	30
Other expense	230	269
Total non-interest expense	1,156	1,243

Income (loss) before income tax (benefit)	220	(145)
Income tax (benefit)	81	(64)
Net income (loss)	139	(81)

Other comprehensive income (loss), net of tax:
Unrealized loss on securities available for sale, net of tax	(241)	(16)
Adjustment to minimum pension liability	3	4
Comprehensive loss	$(99)	$(93)

Earnings (loss) per common share:
Basic	$0.08	$(0.05)
Diluted	$0.08	$(0.05)

Weighted average number of shares outstanding:
Basic	1,651	1,642
Diluted	1,651	1,642

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

							Common		Accumulated
		Additional		Unallocated	Unallocated	Deferred	Stock for		Other
	Common	Paid-in	Treasury	ESOP	RSP	Compensation	Deferred	Retained	Comprehensive
	Stock	Capital	Stock	Shares	Shares	Obligation	Compensation	Earnings	Income (Loss)	Total

Balance at September 30, 2010	$172	$10,348	$(190)	$(310)	$(93)	$240	$(240)	$5,502	$687	$16,116

Net income for the three
months ended
December 31, 2010	-	-	-	-	-	-	-	139	-	139

Amortization of ESOP shares	-	(10)	-	19	-	-	-	-	-	9

Change in unrealized gain
(loss) on securities
available for sale
net of tax	-	-	-	-	-	-	-	-	(241)	(241)

Deferred compensation
plan	-	-	-	-	-	21	-	-	-	21

Common stock acquired
for deferred
compensation plan	-	-	-	-	-	-	(21)	-	-	(21)

Allocation of RSP shares	-	6	-	-	(4)	-	-	-	-	2

Tax expense of stock
benefit plans	-	(3)	-	-	-	-	-	-	-	(3)

Adjustment to mimimum
pension liability,
net of tax	-	-	-	-	-	-	-	-	3	3

Balance at December 31, 2010	$172	$10,341	$(190)	$(291)	$(97)	$261	$(261)	$5,641	$449	$16,025

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	December 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$139	$(81)
Adjustments to reconcile net income (loss) to cash provided by (used in)
operating activities:
Depreciation	32	50
Amortization of premiums and discounts, net	11	21
Amortization of deferred loan fees and costs, net	5	2
Provision for loan losses	50	425
Provision for losses on REO	11	-
(Gain) loss on sale of real estate owned, net	(2)	17
Originations of loans held for sale, net of repayments	(2,641)	(276)
Gain on sale of loans	(8)	(2)
Proceeds from sale of loans held for sale	3,155	278
Increase in other assets	(544)	(1,621)
(Increase) decrease in accrued interest receivable	(21)	60
Increase in other liabilities	133	74
Amortization/allocation of ESOP and RSP	11	10
Increase in deferred compensation stock obligation	21	33
Net cash provided by (used in) operating activities	352	(1,010)

Cash flows from investing activities:
Purchase of securities available for sale	(5,029)	(3,041)
Proceeds from payments and maturities of securities available for sale	3,598	6,522
Proceeds from payments and maturities of securities held to maturity	3	6
Net (increase) decrease in loans	(911)	721
Proceeds from sale of real estate owned	516	292
Redemption (purchase) of Federal Home Loan Bank stock	45	(90)
Purchase of premises and equipment	(1)	(58)
Net cash (used in) provided by investing activities	(1,779)	4,352

Cash flows from financing activities:
Net decrease in deposits	(576)	(4,301)
Net increase in short-term borrowed funds	-	5,000
Repayment of long-term borrowed funds	(1,000)	(3,000)
Increase (decrease) in advance payments by borrowers for taxes
and insurance	48	(12)
Purchase of common shares for deferred compensation plan	(21)	(33)
Net cash used in financing activities	(1,549)	(2,346)

Net (decrease) increase in cash and cash equivalents	(2,976)	996
Cash and cash equivalents at beginning of period	6,019	4,074
Cash and cash equivalents at end of period	$3,043	$5,070

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$477	$648
Income taxes	31	-

Transfer of loans to real estate owned	128	691

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

The results of operations for the three months ended December 31, 2010, are not necessarily indicative of the results to be expected for the year ending September 30, 2011, or any other future interim period.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2010 included in the Company’s Annual Report on Form 10-K.

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

The following is a summary of the Company’s earnings per share calculations:

	Three Months Ended
	December 31,
	2010	2009

Net income (loss)	$139,198	$(81,182)

Weighted average common shares
outstanding for computation of
basic EPS (1)	1,651,069	1,641,919

Common-equivalent shares due to
the dilutive effect of stock options
and RSP awards	-	-

Weighted-average common shares
for computation of diluted EPS	1,651,069	1,641,919

Earnings (loss) per common share:
Basic	$0.08	$(0.05)
Diluted	0.08	(0.05)

(1) Excludes unallocated ESOP shares

NOTE 3 – TREASURY STOCK

In February, 2009, the Company approved the repurchase of up to $250,000 of its common stock.  In May, 2009, the Company acquired 31,946 shares at a cost of approximately $190,000 or an average of $5.90 per share.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

	December 31, 2010
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U.S. Government and Agency Securities:
Due after one year through five years	$5,750,000	$21,655	$17,540	$5,754,115
Due after five years through ten years	9,999,024	9,600	194,184	9,814,440

Marketable Equity Securities	2,888	-	2,768	120

Residential Mortgage-backed Securities	24,908,417	1,173,876	38,621	26,043,672

	$40,660,329	$1,205,131	$253,113	$41,612,347

	September 30, 2010
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U.S. Government and Agency Securities:
Due after one year through five years	$4,000,000	$33,440	$-	$4,033,440
Due after five years through ten years	10,748,648	55,347	2,810	10,801,185

Marketable Equity Securities	2,888	-	2,780	108

Residential Mortgage-backed Securities	24,487,924	1,270,228	-	25,758,152

	$39,239,460	$1,359,015	$5,590	$40,592,885

There were no sales of investment securities or mortgage-backed securities during the three months ended December 31, 2010.

The following table provides a summary of securities available for sale which were in an unrealized loss position at December 31, 2010 and September 30, 2010.  Approximately $2,800 or 1% and $2,800 or 50% of the unrealized loss as of December 31, 2010 and September 30, 2010, respectively, was comprised of securities in a continuous loss position for twelve months or more.  The unrealized losses on the government and agency and mortgage-backed debt securities are caused primarily by changes in market interest rates.  The Company does not intend to sell these securities and it is not likely that we would be required to sell them before recovery of the amortized cost basis.

	December 31, 2010
	Under One Year		One Year or More

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. Government and Agency Securities	$7,787,300	$211,724	$-	$-
Marketable Equity Securities	-	-	120	2,768
Residential Mortgage-backed Securities	1,985,512	38,621	-	-

Total available for sale	$9,772,812	$250,345	$120	$2,768

	September 30, 2010
	Under One Year		One Year or More

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. Government and Agency Securities	$1,997,190	$2,810	$-	$-
Marketable Equity Securities	-	-	108	2,780

Total available for sale	$1,997,190	$2,810	$108	$2,780

NOTE 5 – SECURITIES HELD TO MATURITY

	December 31,	September 30,
	2010	2010

Residential Mortgage-backed Securities:
Amortized cost	$123,736	$127,306
Gross unrealized gains	4,982	5,191
Gross unrealized losses	(7)	(21)

Estimated fair value	$128,711	$132,476

NOTE 6 – LOANS RECEIVABLE, NET

In July, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“Update”).  This Update provides for additional disclosures to be used to assess an entity’s credit risk exposures and evaluate the adequacy of its allowance for credit losses.  Existing disclosures are expanded on a disaggregated basis, by portfolio segment and class of receivable.  Additional disclosures are required for aging of receivables and credit quality factors.

The Company has segmented its loans into three portfolio segments of residential, commercial purpose and consumer.  It has further disaggregated these segments into additional classes of loans.  The residential portfolio segment includes loans to consumers, secured by one-to-four family residential properties that are generally owner-occupied.  This portfolio segment includes two classes, mortgage loans and home equity loans.  Commercial purpose loans are one segment and one class of receivable.  These are loans made to individuals and businesses for business purposes.  They are generally collateralized by commercial real estate, residential properties (one-to-four or multifamily), land or business assets, and may be provided for permanent or construction financing.  The consumer portfolio segment includes non-mortgage loans to individuals for consumer purposes.  They are further categorized into three classes, including account loans, unsecured loans and other loans.  The following table reflects the aging and accrual status of our loan portfolio by portfolio segment and class as of December 31, 2010:

	Past Due					Total
	30-59	60-89	90+			Loans		90+ and
(In thousands)	Days	Days	Days	Total	Current	Receivable	Non-accrual	Accruing

Residential:
Mortgage	$157	$-	$702	$859	$54,048	$54,907	$702	$-
Home equity	55	-	97	152	27,998	28,150	126	-
Commercial purpose	968	541	3,604	5,113	26,845	31,958	4,400	191
Consumer:
Account loans	-	-	-	-	131	131	-	-
Unsecured	-	-	-	-	108	108	-	-
Other	-	-	-	-	98	98	-	-
	$1,180	$541	$4,403	$6,124	$109,228	$115,352	$5,228	$191

The activity in the allowance for loan losses, by portfolio segment, is as follows:

	For the Three Months Ended December 31, 2010
		Commercial
(In thousands)	Residential	Purpose	Consumer	Unallocated	Total

Beginning balance	$484	$2,664	$18	$42	$3,208
Provision for loan losses	1	86	(1)	(36)	50
Charge-offs	-	(71)	-	-	(71)
Recoveries	-	-	-	-	-
Ending Balance	$485	$2,679	$17	$6	$3,187

As of December 31, 2010, the ending allowance balance where the related loans are evaluated for impairment:

		Commercial
(In thousands)	Residential	Purpose	Consumer	Unallocated	Total

Individually	$83	$1,854	$-	$-	$1,937
Collectively	402	825	17	6	1,250
Total	$485	$2,679	$17	$6	$3,187

As of December 31, 2010, the related loan balance where the loans are evaluated for impairment:

		Commercial
(In thousands)	Residential	Purpose	Consumer	Total

Individually	$735	$3,935	$-	$4,670
Collectively	82,322	28,023	337	110,682
Total	$83,057	$31,958	$337	$115,352

Additional information about impaired loans, by portfolio segment and class as of December 31, 2010, is as follows:

	Loan	Related
(In thousands)	Balance	Allowance

With no related allowance:
Residential
Mortage	$32
Home equity	33
Commercial purpose	1,113

With a related allowance:
Residential
Mortage	670	$83
Home equity	-	-
Commercial purpose	2,822	1,854

Total:
Residential
Mortage	$702	$83
Home equity	33	-
Commercial purpose	3,935	1,854
Total impaired	$4,670	$1,937

The average balance of impaired loans outstanding for the three months ended December 31, 2010 and 2009 was $4.9 million and $5.3 million, respectively.  Interest income of $4,200 and $3,200 was recognized on impaired loans during the three months ended December 31, 2010 and 2009, respectively.

One of the primary methods we use as an indicator of the credit quality of our residential and commercial purpose portfolios is the regulatory classification system, along with impaired loan determinations.  For the consumer portfolio segment, payment performance is our primary indicator of credit quality.  The following table reflects the credit quality indicators by portfolio segment and class, as of December 31, 2010:

Credit Risk Profile by Classification:
	Residential		Commercial
(In thousands)	Mortgage	Home Equity	Purpose

Pass	$52,376	$27,993	$21,254
Special mention	1,829	60	2,264
Substandard, not impaired	-	64	4,505
Impaired	702	33	3,935
Total	$54,907	$28,150	$31,958

Credit Risk Profile by Performance:
	Consumer
	Account
(In thousands)	Loans	Unsecured	Other

Performing	$131	$108	$98
Non-performing	-	-	-
Total	$131	$108	$98

NOTE 7 – BENEFIT PLANS

Stock Option Plan

The Company has stock option plans (“Plans”) which authorize the issuance of up to 168,746 shares upon the exercise of stock options that may be awarded to officers, directors, key employees, and other persons providing services to the Company.  Shares issued on the exercise of options may be authorized but unissued shares, treasury shares or shares acquired on the open market.  The options granted under the Plans constitute either Incentive Stock Options or Non-Incentive Stock Options.  The options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant and expire not more than 10 years after the date of grant.  At December 31, 2010, there were 16,434 shares remaining for future option awards.

There was no activity under the Plans for the three months ended December 31, 2010.  The following table summarizes all options outstanding as of December 31, 2010, all of which are exercisable:

Number	Exercise	Remaining
of Shares	Price	Contractual Life

54,642	$ 10.000	5.1 years
48,600	12.725	5.7 years

103,242	$ 11.283	5.4 years

No stock option expense was recorded in the three months ended December 31, 2010 or 2009 because all options were previously fully vested.

Restricted Stock Plan

The Company has restricted stock plans (“Plans”) which provide for the award of shares of restricted stock to directors, officers and employees.  The Plans provide for the purchase of 67,496 shares of common stock in the open market to fund such awards.  All of the Common Stock to be purchased by the Plans is purchased at the fair market value on the date of purchase.  Awards under the Plans are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company’s Board of Directors and as a means of providing a further retention incentive.  Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant.  Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date.  As of December 31, 2010, there were 21,404 shares remaining for future awards.  Compensation expense for the Plans was approximately $4,600 and $3,900, respectively, for the three months ended December 31, 2010 and 2009, respectively.

The following table summarizes changes in unvested shares for the three months ended December 31, 2010:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Outstanding September 30, 2010	4,912	$7.665
Granted	-	-
Vested	(2,116)	8.613
Forfeited	-	-

Outstanding December 31, 2010	2,796	$6.948

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

The ESOP is accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 718.  The ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition.  As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations.  ESOP compensation expense was approximately $9,700 and $11,700 for the three months ended December 31, 2010 and 2009, respectively.

NOTE 8 – FAIR VALUE MEASUREMENTS

On October 1, 2008, the Company adopted the FASB guidance on fair value measurements, codified into ASC Topic 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance applies to other accounting pronouncements that require or permit fair value measurements.  ASC Topic 820 clarifies that fair value is the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, rather than an entry price that would be paid to acquire an asset or liability. It also establishes a fair value hierarchy that distinguishes between  assumptions developed based on market data obtained from independent sources (observable inputs), and assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy levels are summarized as follows:

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2010
Securities available for sale:
U.S. government and agency securities	$-	$15,568	$-	$15,568
Mortgage-backed securities	-	26,044	-	26,044

September 30, 2010
Securities available for sale:
U.S. government and agency securities	$-	$14,835	$-	$14,835
Mortgage-backed securities	-	25,758	-	25,758

Gains (losses) included in Other Comprehensive Income, net of tax:

	Three Months Ended
	December 31,
	2010	2009
	(Dollars in thousands)
Securities available for sale:
U.S. government and agency securities	$(160)	$(26)
Mortgage-backed securities	(81)	10

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy level, are summarized below:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2010
Impaired loans	$-	$-	$1,556	$1,556
Real estate owned	-	-	352	352

September 30, 2010
Impaired loans	$-	$-	$2,400	$2,400
Real estate owned	-	-	749	749

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

Real estate owned represents properties that have been acquired in foreclosure or by deed-in-lieu of foreclosure.   The assets are written down to fair value less estimated costs to sell at the time of foreclosure.  Fair value is based on the appraised value, which may be adjusted based on management’s review and market conditions.  Subsequent valuations are periodically performed and if the value has declined, an allowance would be established with a charge to operations.  Additional impairments of $10,700 on REO properties were recorded during the three months ended December 31, 2010 as a provision for REO losses.  No additional impairment was recorded during the three months ended December 31, 2009.

NOTE 9 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The carrying values and estimated fair values of financial instruments as of December 31, 2010 are as follows (in thousands):

	Carrying	Fair
	Amount	Value

Financial Assets

Cash and cash equivalents	$3,043	$3,043
Securities available for sale	41,612	41,612
Securities held to maturity	124	129
Loans receivable	112,190	116,182
Accrued interest receivable	525	525
FHLB stock	701	701

Financial Liabilities

Deposits	138,193	140,236
Borrowed funds	9,000	9,332

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has considered whether any events or transactions occurring after December 31, 2010 would require recognition or disclosure in the financial statements as of or for the three-month period ended December 31, 2010.  No such subsequent events were identified.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In January, 2011 the FASB issued Accounting Standards Update (“ASU”) No. 2011-01 under Topic 310, Receivables.  This update temporarily defers the effective date of the disclosures about troubled debt restructurings in ASC 2010-20 for public entities.  Under the effective date in ASU 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010.  The new disclosures are now anticipated to be effective for interim and annual periods ending after June 15, 2011.  ASU 2011-01 does not defer the effective date of the other disclosure requirements of ASU 2010-20.

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

Overview

At December 31, 2010, the Company had total assets, deposits, borrowings and stockholders’ equity of $165.3 million, $138.2 million, $9.0 million and $16.0 million, respectively.  For the three months ended December 31, 2010, the Company reported net income of $139,000, or $.08 per diluted share, compared to a net loss of $81,000, or $.05 per diluted share, for the same period in 2009.  The increased earnings are primarily attributable to a decrease in the provision for loan losses, which totaled $50,000 and $425,000 for the three months ended December 31, 2010 and 2009, respectively.

Changes in Financial Condition

Total assets decreased by $1.5 million, or .9%, to $165.3 million at December 31, 2010, from $166.8 million at September 30, 2010.  This decrease is primarily attributable to a $3.0 million decrease in cash and cash equivalents, partially offset by a $1.0 million increase in investment securities.    Deposits decreased by $576,000, or .4%, while borrowed funds decreased by $1.0 million, to $9.0 million at December 31, 2010 from $10.0 million at September 30, 2010.   Stockholders’ equity decreased by $91,000, to $16.0 million at December 31, 2010 from $16.1 million at September 30, 2010.  The decrease was primarily attributable to a $241,000 decrease in the net unrealized gain on securities available for sale, partially offset by net income of $139,000.

Results of Operations

Net Interest Income.   For the three-months ended December 31, 2010, the Company reported net interest income before provision for loan losses of $1,296,000, compared to $1,392,000 for the same period in 2009.  The decrease in net interest income was the result of a decrease in interest income of $268,000, partially offset by a decrease in interest expense of $172,000.  The interest rate spread was 2.96% for the three months ended December 31, 2010 compared to 3.12% for the three months ended December 31, 2009, while the net interest margin was 3.26% for the 2010 period compared to 3.47% for the 2009 period.  The Company’s spread and margin decreased for the three months ended December 31, 2010 compared to the same 2009 period, as the average yield on total interest-earning assets decreased by more than the average cost of funds.  The ratio of average interest-earning assets to average interest-bearing liabilities increased to 124.1% for the three months ended December 31, 2010 from 121.4% for the same 2009 period.

The average balance of total interest-earning assets for the three months ended December 30, 2010 decreased by $1.2 million compared to the three months ended December 31, 2009, while the average yield decreased to 4.45% from 5.08%.  The decrease in total interest income of $268,000 for the three months ended December 31, 2010 is comprised of a decrease in interest income of $176,000 on loans receivable and a decrease of $92,000 in interest income on investment securities.  Average loan receivable balances decreased by $6.8 million for the three months ended December 31, 2010 compared to the same 2009 period, while the average yield decreased to 5.10% from 5.39%.  The decline in yield is due to the decline in portfolio rates as adjustable-rate loans repriced downwards and new loans came into the portfolio at lower rates, reflecting lower market rates.  For the three months ended December 31, 2010, the average balance of securities and other interest-earning assets increased by $5.6 million compared to the same 2009 period, while the average yield decreased to 2.89% from 4.19%.

The average balance of interest-bearing liabilities decreased by $3.7 million for the three months ended December 31, 2010 compared to same 2009 period, while the average cost decreased to 1.49% from 1.96%.  The decrease in total interest expense of $172,000 for the three months ended December 31, 2010 is comprised of a $123,000 decrease in interest expense on deposits and a $49,000 decrease in interest expense on borrowings.  Average interest-bearing deposit balances increased by $1.4 million with a decrease in the average cost to 1.39% for the three months ended December 31, 2010, compared to 1.81% for the same 2009 period, while average borrowings decreased by $5.1 million, with a decrease in the average cost to 3.19% from 3.42%.

Provision for Loan Losses.   The provision for loan losses was $50,000 and $425,000 for the three months ended December 31, 2010 and 2009, respectively.  Charge-offs of $71,000 and $477,000 were recorded during the three months ended December 31, 2010 and 2009, respectively.  At December 31, 2010, the allowance for loan losses was $3,187,000 (2.76% of the loan portfolio) compared to $3,208,000 (2.79% of the loan portfolio) at September 30, 2010.  Non-performing loans, consisting of non-accrual loans and accruing loans more than 90 days delinquent, were $5.4 million or 4.70% of total loans at December 31, 2010, compared to $4.9 million or 4.26% at September 30, 2010.  Five additional loans with balances totaling $987,000 were placed on non-accrual during the three months ended December 31, 2010.  One of these loans is secured by commercial real estate and four, to a single borrower, are secured by one-to-four family residential properties.  They are all less than 90 days delinquent. We are working closely with the borrowers to attempt to bring these five loans back to a current and paying status.  During the quarter ended December 31, 2010 we also moved one loan, with a balance of $195,000, to REO upon receiving a deed-in-lieu of foreclosure and received pay-downs of $278,000 on two other loans.  Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio.  This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors.  However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts. See also Note 6 – Loans Receivable, Net.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	December 31,
	2010	2009

Balance - beginning	$3,207,851	$2,919,597
Provision for loan losses	50,000	425,000
Charge-offs	(70,904)	(476,770)
Recoveries	105	54

Balance - ending	$3,187,052	$2,867,881

Non-interest Income. Non-interest income decreased $1,000 for the three months ended December 31, 2010 compared to the same 2009 period.  Account servicing and other fees decreased by $7,000, or 6.5% while gain on sale of loans increased by $6,000 during the same periods.  The decrease in account servicing and other fees is due primarily to lower non-sufficient and uncollected fund fees.  The increase in gain on sale of loans is due to an increase in the volume of loans sold.  Loan sales totaled $3.2 million and $276,000 in the three months ended December 31, 2010 and 2009, respectively.  The higher loan volumes in 2010 were a result of a strong refinance market.

Non-interest Expense.   Non-interest expense decreased $87,000, or 7.0%, to $1,156,000 for the three months ended December 31, 2010, from $1,243,000 for the same period in 2009, with decreases reflected in all reporting line items.  Occupancy and equipment expense decreased by $22,000 for the three months ended December 31, 2010 compared to the same 2009 period, primarily due to a decrease in depreciation expense, as a number of fixed assets became fully depreciated.   Service bureau and data processing expense decreased by $10,000 for the three months ended December 31, 2010 compared to the same 2009 period primarily due to a reduction in the amount of outside support required in the 2010 period.  The $12,000 decrease in real estate and repossessed assets expense for the three months ended December 31, 2010 compared to the same 2009 period is primarily attributable to a lower amount of losses on the sale of REO properties.  Other expense decreased by $39,000 for the three months ended December 31, 2010 compared to the same 2009 period, primarily due to lower collection and servicing costs on non-performing loans.

Income Taxes.  The Company recorded income tax expense of $81,000 and a tax benefit of $64,000 for the three months ended December 31, 2010 and 2009, respectively, reflecting an effective tax rate of 36.8% and tax benefit rate of 44.1%, respectively.  The variance in effective tax rates is due to permanent book / tax differences.

Liquidity and Regulatory Capital Compliance

On December 31, 2010, the Bank was in compliance with its regulatory capital requirements as follows:

(Dollars in thousands)	Amount	Ratio

Tangible capital	$13,782	8.39%
Tangible capital requirement	2,465	1.50%
Excess over requirement	$11,317	6.89%

Core capital	$13,782	8.39%
Core capital requirement	6,573	4.00%
Excess over requirement	$7,209	4.39%

Risk-based capital	$15,025	15.11%
Risk-based capital requirement	7,956	8.00%
Excess over requirement	$7,069	7.11%

The Company anticipates that it will have sufficient funds available to meet its current commitments.  As of December 31, 2010, the Bank had outstanding commitments to fund loans of $4.8 million, commitments on unused lines of credit of $12.3 million and $682,000 in commitments to sell loans.  Certificates of deposit scheduled to mature in one year or less as of December 31, 2010 totaled $40.0 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

	At or for the Three Months
	Ended December 31,
	2010 (1)	2009 (1)
Earnings (loss) per common share (2):
Basic	$0.08	$(0.05)
Diluted	$0.08	$(0.05)
Return on average assets (1)	0.34%	(0.19)%
Return on average equity (1)	3.45%	(2.00)%
Interest rate spread (1)	2.96%	3.12%
Net interest margin (1)	3.26%	3.47%
Non-interest expense to average assets (1)	2.79%	2.94%
Non-performing assets to total assets	3.49%	4.77%
Non-performing loans to total loans	4.70%	5.47%
Book value per share (3)	$9.50	$9.60

(1)	The ratios for the three month periods presented are annualized.
(2)	The average number of shares outstanding during the three months ended December 31, 2010 was 1,651,069 basic and diluted. The average number of shares outstanding during the three months ended December 31, 2009 was 1,641,919 basic and diluted.
(3)	There were 1,686,527 shares outstanding at December 31, 2010 and December 31, 2009.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the Company is a smaller reporting company.

ITEM 4.                      CONTROLS AND PROCEDURES

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

ITEM 1A.             RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
October 1 through 31	2,000	**	$4.25	-	64,153
November 1 through 30	-		-	-	64,153
December 1 through 31	2,450	**	$4.75	-	63,412
Total	4,450		$4.53	-
*	The Company announced the repurchase of up to approximately 85,500 shares on December 13, 2005 and 47,000 shares for the RSP on January 31, 2006

**	Represents shares purchased for the Deferred Compensation Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.               RESERVED

ITEM 5.	OTHER INFORMATION

(a)	Not applicable
(b)	Not applicable

ITEM 6.               EXHIBITS

List of Exhibits:

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.1	Directors Consultation and Retirement Plan*******
10.2	Stock Option Plan****
10.3	Restricted Stock Plan****
10.4	Employment Agreement between Janice A. Summers and Roebling Bank********
10.5	Employment Agreement between Frank J. Travea, III and Roebling Bank********
10.6	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.7	Roebling Bank 2006 Restricted Stock Plan*****
10.8	Directors Change in Control Severance Plan******
10.9	Directors Deferred Compensation Agreement between John J. Ferry and Roebling Bank*******
10.10	Directors Deferred Compensation Agreement between George N. Nyikita and Roebling Bank*******
10.11	Directors Deferred Compensation Agreement between Mark V. Dimon and Roebling Bank********
10.12	Supervisory Agreement, dated June 17, 2009*********
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification

*	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-59069) filed with the Commission on September 30, 2004.
**	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.
***	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.
****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-119839) filed with the Commission on October 20, 2004.
*****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-132059) filed with the Commission on February 27, 2006.
******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.
*******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
********	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter March 31, 2009.
*********	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 18, 2009.

ROEBLING FINANCIAL CORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROEBLING FINANCIAL CORP, INC.

Date:	February 14, 2010	By:	/s/ Frank J. Travea, III
Frank J. Travea, III
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 14, 2010	By:	/s/ Janice A. Summers
Janice A. Summers
Senior Vice President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)