Form 10-Q
period 2011-03-31
Roebling Financial Corp, Inc.
filed 2011-05-13
CIK 1293283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 10, 2011

Class	Outstanding
$.10 par value common stock	1,686,527 shares

 ROEBLING FINANCIAL CORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

INDEX

		Page Number

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, IN

Item 1.	Consolidated Financial Statements and Notes Thereto	1 – 16
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	17 - 21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults upon Senior Securities	22
Item 4.	Reserved	22
Item 5.	Other Information	22
Item 6.	Exhibits	23

SIGNATURES		24

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share data)

	March 31,	September 30,
	2011	2010

Assets

Cash and due from banks	$875	$908
Interest-bearing deposits	3,734	5,111
Total cash and cash equivalents	4,609	6,019

Securities available for sale	41,361	40,593
Securities held to maturity	118	127
Loans receivable, net	111,743	111,967
Real estate owned	880	749
Accrued interest receivable	513	504
Federal Home Loan Bank of New York stock, at cost	723	746
Premises and equipment	3,170	3,224
Other assets	2,967	2,829
Total assets	$166,084	$166,758

Liabilities and Stockholders' Equity

Liabilities

Deposits	$138,397	$138,769
Borrowed funds	9,500	10,000
Advances from borrowers for taxes and insurance	524	456
Other liabilities	1,509	1,417
Total liabilities	149,930	150,642

Stockholders' equity

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized;
none issued	-	-
Common stock; $0.10 par value; 20,000,000 shares authorized;
1,718,473 issued	172	172
Additional paid-in-capital	10,331	10,348
Treasury stock; 31,946 shares, at cost	(190)	(190)
Unallocated employee stock ownership plan shares	(271)	(310)
Unallocated restricted stock plan shares	(94)	(93)
Deferred compensation obligation	261	240
Stock purchased for deferred compensation plan	(261)	(240)
Retained earnings - substantially restricted	5,808	5,502
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of tax	517	813
Defined benefit plan, net of tax	(119)	(126)
Total stockholders' equity	16,154	16,116

Total liabilities and stockholders' equity	$166,084	$166,758

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)
	For the Three Months Ended
	March 31,
	2011	2010

Interest income:
Loans receivable	$1,390	$1,553
Securities	327	384
Other interest-earning assets	9	12
Total interest income	1,726	1,949

Interest expense:
Deposits	387	482
Borrowed funds	50	88
Total interest expense	437	570

Net interest income before provision for loan losses	1,289	1,379
Provision for loan losses	0	325
Net interest income after provision for loan losses	1,289	1,054

Non-interest income:
Loan fees	22	17
Account servicing and other	94	100
Gain on sale of loans	3	1
Total non-interest income	119	118

Non-interest expense:
Compensation and benefits	578	567
Occupancy and equipment	129	136
Service bureau and data processing	131	135
Federal deposit insurance premiums	80	76
Real estate owned expense, net	10	301
Other expense	228	239
Total non-interest expense	1,156	1,454

Income (loss) before income tax (benefit)	252	(282)
Income tax (benefit)	85	(121)
Net income (loss)	167	(161)

Other comprehensive income (loss), net of tax:
Unrealized loss on securities available for sale, net of tax	(55)	(66)
Adjustment to minimum pension liability	4	4
Comprehensive income (loss)	$116	$(223)

Earnings (loss) per common share:
Basic	$0.10	$(0.10)
Diluted	$0.10	$(0.10)

Weighted average number of shares outstanding:
Basic	1,653	1,644
Diluted	1,653	1,644

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Six Months Ended
	March 31,
	2011	2010

Interest income:
Loans receivable	$2,826	$3,166
Securities	651	800
Other interest-earning assets	22	24
Total interest income	3,499	3,990

Interest expense:
Deposits	808	1,027
Borrowed funds	106	192
Total interest expense	914	1,219

Net interest income before provision for loan losses	2,585	2,771
Provision for loan losses	50	750
Net interest income after provision for loan losses	2,535	2,021

Non-interest income:
Loan fees	44	38
Account servicing and other	195	208
Gain on sale of loans	11	3
Total non-interest income	250	249

Non-interest expense:
Compensation and benefits	1,157	1,149
Occupancy and equipment	248	277
Service bureau and data processing	260	273
Federal deposit insurance premiums	160	158
Real estate owned expense, net	28	331
Other expense	459	509
Total non-interest expense	2,312	2,697

Income (loss) before income tax (benefit)	473	(427)
Income tax (benefit)	167	(185)
Net income (loss)	306	(242)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale, net of tax	(296)	(82)
Adjustment to minimum pension liability	7	8
Comprehensive income (loss)	$17	$(316)

Earnings (loss) per common share:
Basic	$0.19	$(0.15)
Diluted	$0.19	$(0.15)

Weighted average number of shares outstanding:
Basic	1,652	1,643
Diluted	1,652	1,643

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

									Accumulated
							Common		Other
		Additional		Unallocated	Unallocated	Deferred	Stock for		Comprehensive
	Common Stock	Paid-in Capital	Treasury Stock	ESOP Shares	RSP Shares	Compensation Obligation	Deferred Compensation	Retained Earnings	Income (Loss)	Total

Balance at September 30, 2010	$172	$10,348	$(190)	$(310)	$(93)	$240	$(240)	$5,502	$687	$16,116

Net income for the six months
ended March 31, 2011	-	-	-	-	-	-	-	306	-	306

Amortization of ESOP shares	-	(18)	-	39	-	-	-	-	-	21

Change in unrealized gain (loss)
on securities available for sale,
net of tax	-	-	-	-	-	-	-	-	(296)	(296)

Deferred compensation plan	-	-	-	-	-	21	-	-	-	21

Common stock acquired for
deferred compensation plan	-	-	-	-	-	-	(21)	-	-	(21)

Allocation of RSP shares	-	5	-	-	(1)	-	-	-	-	4

Tax expense of stock benefit plans	-	(4)	-	-	-	-	-	-	-	(4)

Adjustment to mimimum pension
liability, net of tax	-	-	-	-	-	-	-	-	7	7

Balance at March 31, 2011	$172	$10,331	$(190)	$(271)	$(94)	$261	$(261)	$5,808	$398	$16,154

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$306	$(242)
Adjustments to reconcile net income (loss) to cash provided by (used in)
operating activities:
Depreciation	63	89
Amortization of premiums and discounts, net	22	37
Amortization of deferred loan fees and costs, net	13	7
Provision for loan losses	50	750
Provision for losses on REO	19	246
(Gain) loss on sale of real estate owned, net	(1)	17
Originations of loans held for sale, net of repayments	(3,842)	(714)
Gain on sale of loans	(11)	(3)
Proceeds from sale of loans held for sale	4,359	717
(Decrease) increase in other assets	51	(1,956)
(Increase) decrease in accrued interest receivable	(9)	31
Increase in other liabilities	102	30
Amortization/allocation of ESOP and RSP	25	24
Increase in deferred compensation stock obligation	21	42
Net cash provided by (used in) operating activities	1,168	(925)

Cash flows from investing activities:
Purchase of securities available for sale	(10,028)	(9,041)
Proceeds from payments and maturities of securities available for sale	8,745	10,703
Proceeds from payments and maturities of securities held to maturity	9	10
Net (increase) decrease in loans	(1,059)	2,485
Proceeds from sale of real estate owned	566	347
Redemption (purchase) of Federal Home Loan Bank stock	23	(135)
Purchase of premises and equipment	(10)	(72)
Net cash (used in) provided by investing activities	(1,754)	4,297

Cash flows from financing activities:
Net decrease in deposits	(372)	(6,587)
Net increase in short-term borrowed funds	500	7,000
Repayment of long-term borrowed funds	(1,000)	(4,000)
Increase (decrease) in advance payments by borrowers for taxes
and insurance	69	(4)
Purchase of common shares for deferred compensation plan	(21)	(42)
Net cash used in financing activities	(824)	(3,633)

Net decrease in cash and cash equivalents	(1,410)	(261)
Cash and cash equivalents at beginning of period	6,019	4,074
Cash and cash equivalents at end of period	$4,609	$3,813

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$915	$1,217
Income taxes	99	-

Transfer of loans to real estate owned	714	691

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

The results of operations for the three and six months ended March 31, 2011, are not necessarily indicative of the results to be expected for the year ending September 30, 2011, or any other future interim period.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2010 included in the Company’s Annual Report on Form 10-K.

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

The following is a summary of the Company’s earnings per share calculations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net income (loss)	$166,891	$(160,696)	$306,089	$(241,879)

Weighted average common shares
outstanding for computation of
basic EPS (1)	1,653,357	1,644,206	1,652,213	1,643,063

Common-equivalent shares due to
the dilutive effect of stock options
and RSP awards	-	-	-	-

Weighted-average common shares
for computation of diluted EPS	1,653,357	1,644,206	1,652,213	1,643,063

Earnings (loss) per common share:
Basic	$0.10	$(0.10)	$0.19	$(0.15)
Diluted	0.10	(0.10)	0.19	(0.15)

(1) Excludes unallocated ESOP shares

NOTE 3 – TREASURY STOCK

In February, 2009, the Company approved the repurchase of up to $250,000 of its common stock.  In May, 2009, the Company acquired 31,946 shares at a cost of approximately $190,000 or an average of $5.90 per share.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

	March 31, 2011
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U.S. Government and Agency Securities:
Due after one year through five years	$4,000,000	$14,790	$22,370	$3,992,420
Due after five years through ten years	11,999,395	18,550	248,315	11,769,630

Marketable Equity Securities	2,888	-	2,732	156

Residential Mortgage-backed Securities	24,497,994	1,147,640	46,872	25,598,762

	$40,500,277	$1,180,980	$320,289	$41,360,968

	September 30, 2010
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U.S. Government and Agency Securities:
Due after one year through five years	$4,000,000	$33,440	$-	$4,033,440
Due after five years through ten years	10,748,648	55,347	2,810	10,801,185

Marketable Equity Securities	2,888	-	2,780	108

Residential Mortgage-backed Securities	24,487,924	1,270,228	-	25,758,152

	$39,239,460	$1,359,015	$5,590	$40,592,885

There were no sales of investment securities or mortgage-backed securities during the six months ended March 31, 2011.

The following tables provide a summary of securities available for sale which were in an unrealized loss position at March 31, 2011 and September 30, 2010.  Approximately $2,700 or 1% and $2,800 or 50% of the unrealized loss as of March 31, 2011 and September 30, 2010, respectively, was comprised of securities in a continuous loss position for twelve months or more.  The unrealized losses on the government and agency and mortgage-backed debt securities are caused primarily by changes in market interest rates.  The Company does not intend to sell these securities and it is not likely that we would be required to sell them before recovery of the amortized cost basis.

	March 31, 2011
	Under One Year		One Year or More

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. Government and Agency Securities	$9,728,710	$270,685	$-	$-
Marketable Equity Securities	-	-	156	2,732
Residential Mortgage-backed Securities	1,948,311	46,872	-	-

Total available for sale	$11,677,021	$317,557	$156	$2,732

	September 30, 2010
	Under One Year		One Year or More

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. Government and Agency Securities	$1,997,190	$2,810	$-	$-
Marketable Equity Securities	-	-	108	2,780

Total available for sale	$1,997,190	$2,810	$108	$2,780

NOTE 5 – SECURITIES HELD TO MATURITY

	March 31,	September 30,
	2011	2010

Residential Mortgage-backed Securities:
Amortized cost	$118,079	$127,306
Gross unrealized gains	4,957	5,191
Gross unrealized losses	-	(21)

Estimated fair value	$123,036	$132,476

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

The Company has segmented its loans into three portfolio segments of residential, commercial purpose and consumer.  It has further disaggregated these segments into additional classes of loans.  The residential portfolio segment includes loans to consumers, secured by one-to-four family residential properties that are generally owner-occupied.  This portfolio segment includes two classes, mortgage loans and home equity loans.  Commercial purpose loans are one segment and one class of receivable.  These are loans made to individuals and businesses for business purposes.  They are generally collateralized by commercial real estate, residential properties (one-to-four or multifamily), land or business assets, and may be provided for permanent or construction financing.    The consumer

portfolio segment includes non-mortgage loans to individuals for consumer purposes.  They are further categorized into three classes, including account loans, unsecured loans and other loans.  The following table reflects the aging and accrual status of our loan portfolio by portfolio segment and class as of March 31, 2011:

	Past Due					Total
	30-59	60-89	90+			Loans		90+ and
(In thousands)	Days	Days	Days	Total	Current	Receivable	Non-accrual	Accruing

Residential:
Mortgage	$ 504	$ -	$ 349	$ 853	$ 54,959	$ 55,812	$ 349	$ -
Home equity	160	31	126	317	27,813	28,130	126	-
Commercial purpose	38	-	4,510	4,548	26,066	30,614	4,319	190
Consumer:
Account loans	-	-	-	-	78	78	-	-
Unsecured	-	-	-	-	78	78	-	-
Other	-	-	-	-	120	120	-	-
	$ 702	$ 31	$ 4,985	$ 5,718	$ 109,114	$ 114,832	$ 4,794	$ 190

The activity in the allowance for loan losses, by portfolio segment, is as follows:

	For the Six Months Ended March 31, 2011
		Commercial
(In thousands)	Residential	Purpose	Consumer	Unallocated	Total

Beginning balance	$484	$2,664	$18	$42	$3,208
Provision for loan losses	(113)	193	(14)	(16)	50
Charge-offs	(80)	(71)	-	-	(151)
Recoveries	-	8	-	-	8
Ending Balance	$291	$2,794	$4	$26	$3,115

As of March 31, 2011, the ending allowance balance where the related loans are evaluated for impairment:

		Commercial
(In thousands)	Residential	Purpose	Consumer	Unallocated	Total

Individually	$27	$1,882	$-	$-	$1,909
Collectively	264	912	4	26	1,206
Total	$291	$2,794	$4	$26	$3,115

As of March 31, 2011, the related loan balance where the loans are evaluated for impairment:

		Commercial
(In thousands)	Residential	Purpose	Consumer	Total

Individually	$236	$5,062	$-	$5,298
Collectively	83,706	25,552	276	109,534
Total	$83,942	$30,614	$276	$114,832

Additional information about impaired loans, by portfolio segment and class as of March 31, 2011, is as follows:

				For the Three Months Ended		For the Six Months Ended
	As of March 31, 2011			March 31, 2011		March 31, 2011
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

With no related allowance:
Residential
Mortgage	$32	$32	$-	$31	$-	$31	$-
Home equity	97	97	-	65	-	51	-
Commercial purpose	2,243	2,243	-	1,396	2	1,336	4
	2,372	2,372	-	1,492	2	1,418	4

With a related allowance:
Residential
Mortgage	107	107	27	415	-	526	-
Home equity	-	-	-	-	-	-	-
Commercial purpose	2,819	2,819	1,882	2,821	-	2,907	2
	2,926	2,926	1,909	3,236	-	3,433	2

Total:
Residential
Mortgage	139	139	27	446	-	557	-
Home equity	97	97	-	65	-	51	-
Commercial purpose	5,062	5,062	1,882	4,217	2	4,243	6
Total impaired	$5,298	$5,298	$1,909	$4,728	$2	$4,851	$6

The average balance of impaired loans outstanding for the three and six months ended March 31, 2010 was $4.9 million and $5.0 million, respectively.  Interest income of $10,000 and $13,000 was recognized on impaired loans during the three and six months ended March 31, 2010, respectively.

One of the primary methods we use as an indicator of the credit quality of our residential and commercial purpose portfolios is the regulatory classification system.  For the consumer portfolio segment, payment performance is our primary indicator of credit quality.  The following table reflects the credit quality indicators by portfolio segment and class, as of March 31, 2011:

Credit Risk Profile by Classification:
	Residential		Commercial
(In thousands)	Mortgage	Home Equity	Purpose

Pass	$53,958	$27,960	$20,095
Special mention	1,716	44	2,179
Substandard	111	126	6,458
Doubtful	-	-	-
Loss	27	-	1,882
Total	$55,812	$28,130	$30,614

Credit Risk Profile by Performance:
	Consumer
	Account
(In thousands)	Loans	Unsecured	Other

Performing	$78	$78	$120
Non-performing	-	-	-
Total	$78	$78	$120

NOTE 7 – BENEFIT PLANS

Stock Option Plan

The Company has stock option plans (“Plans”) which authorize the issuance of up to 168,746 shares upon the exercise of stock options that may be awarded to officers, directors, key employees, and other persons providing services to the Company.  Shares issued on the exercise of options may be authorized but unissued shares, treasury shares or shares acquired on the open market.  The options granted under the Plans constitute either Incentive Stock Options or Non-Incentive Stock Options.  The options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant and expire not more than 10 years after the date of grant.  At March 31, 2011, there were 16,434 shares remaining for future option awards.

There was no activity under the Plans for the six months ended March 31, 2011.  The following table summarizes all options outstanding as of March 31, 2011, all of which are exercisable:

Number	Exercise	Remaining
of Shares	Price	Contractual Life

54,642	$10.000	4.8 years
48,600	12.725	5.4 years

103,242	$11.283	5.1 years

No stock option expense was recorded in the six months ended March 31, 2011 or 2010 because all options were previously fully vested.

Restricted Stock Plan

The Company has restricted stock plans (“Plans”) which provide for the award of shares of restricted stock to directors, officers and employees.  The Plans provide for the purchase of 67,496 shares of common stock in the open market to fund such awards.  All of the Common Stock to be purchased by the Plans is purchased at the fair market value on the date of purchase.  Awards under the Plans are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company’s Board of Directors and as a means of providing a further retention incentive.  Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant.  Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date.  As of March 31, 2011, there were 21,404 shares remaining for future awards.  Compensation expense for the Plans was approximately $3,300 and $7,900, respectively, for the three and six-month periods ended March 31, 2011, compared to $4,600 and $8,400 for the same 2010 periods.

The following table summarizes changes in unvested shares for the six months ended March 31, 2011:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Outstanding September 30, 2010	4,912	$7.665
Granted	-	-
Vested	(2,116)	8.613
Forfeited	-	-

Outstanding March 31, 2011	2,796	$6.948

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

The ESOP is accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 718.  The ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition.  As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $10,800 and $20,500, respectively, for the three and six-month periods ended March 31, 2011, compared to $8,600 and $20,300 for the same 2010 periods.

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2011
Securities available for sale:
U.S. government and agency securities	$-	$15,762	$-	$15,762
Mortgage-backed securities	-	25,599	-	25,599

September 30, 2010
Securities available for sale:
U.S. government and agency securities	$-	$14,835	$-	$14,835
Mortgage-backed securities	-	25,758	-	25,758

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy level, are summarized below:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2011
Impaired loans	$-	$-	$1,016	$1,016
Real estate owned	-	-	880	880

September 30, 2010
Impaired loans	$-	$-	$2,400	$2,400
Real estate owned	-	-	749	749

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

Real estate owned represents properties that have been acquired in foreclosure or by deed-in-lieu of foreclosure.   The assets are written down to fair value less estimated costs to sell at the time of foreclosure.  Fair value is based on the appraised value, which may be adjusted based on management’s review and market conditions.  Subsequent valuations are periodically performed and if the value has declined, an allowance would be established with a charge to operations.  Additional impairments on REO properties of $8,300 and $19,000, respectively, were recorded during the three and six months ended March 31, 2011 as a provision for REO losses, compared to $246,000 for each of the same 2010 periods.

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2011		September 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$4,609	$4,609	$6,019	$6,019
Securities available for sale	41,361	41,361	40,593	40,593
Securities held to maturity	118	123	127	132
Loans receivable	111,743	115,016	111,967	118,333
Accrued interest receivable	513	513	504	504
FHLB stock	723	723	746	746

Financial Liabilities

Deposits	138,397	140,136	138,769	141,321
Borrowed funds	9,500	9,796	10,000	10,412

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has considered whether any events or transactions occurring after March 31, 2011 would require recognition or disclosure in the financial statements as of or for the three or six-month periods ended March 31, 2011.  No such subsequent events were identified.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In January, 2011 the FASB issued Accounting Standards Update (“ASU”) No. 2011-01, Receivables (Topic 310):  Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  Under the effective date in ASU 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010.  The new disclosures are now anticipated to be effective for interim and annual periods ending after June 15, 2011.  ASU 2011-01 does not defer the effective date of the other disclosure requirements of ASU 2010-20.

In April, 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  This update provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  It also provides for disclosure of previously deferred information for interim and annual periods beginning on or after June 15, 2011.

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

Overview

At March 31, 2011, the Company had total assets, deposits, borrowings and stockholders’ equity of $166.1 million, $138.4 million, $9.5 million and $16.2 million, respectively.  For the three months ended March 31, 2011, the Company reported net income of $167,000, or $.10 per diluted share, compared to a net loss of $161,000, or $(.10) per diluted share, for the same period in 2010.  For the six months ended March 31, 2011, the Company reported net income of $306,000, or $.19 per diluted share, compared to a net loss of $242,000, or $(.15) per diluted share, for the same period in 2010.  The increased earnings are primarily attributable to a decrease in the provisions for loan and REO losses, which totaled $8,000 and $69,000 for the three and six months ended March 31, 2011, respectively, compared to $571,000 and $996,000 for the same 2010 periods.

Changes in Financial Condition

Total assets decreased by $674,000, or .4%, to $166.1 million at March 31, 2011, from $166.8 million at September 30, 2010.  This decrease is primarily attributable to a $1.4 million decrease in cash and cash equivalents, partially offset by a $759,000 increase in investment securities.    Deposits decreased by $372,000, or .3%, while borrowed funds decreased by $500,000, to $9.5 million at March 31, 2011 from $10.0 million at September 30, 2010.   Stockholders’ equity increased by $38,000, to $16.2 million at March 31, 2011 from $16.1 million at September 30, 2010.  The change was primarily attributable to net income of $306,000, partially offset by a $296,000 decrease in the net unrealized gain on securities available for sale.

Results of Operations

Net Interest Income.   For the three-months ended March 31, 2011, the Company reported net interest income before provision for loan losses of $1,289,000, compared to $1,379,000 for the same period in 2010.  The decrease in net interest income was the result of a decrease in interest income of $223,000, partially offset by a decrease in interest expense of $133,000.  The interest rate spread was 3.00% for the three months ended March 31, 2011 compared to 3.22% for the three months ended March 31, 2010, while the net interest margin was 3.28% for the 2011 period compared to 3.53% for the 2010 period.  For the six-month period ended March 31, 2011, the Company reported net interest income before provision for loan losses of $2,585,000, compared to $2,771,000 for the six months ended March 31, 2010.  The interest rate spread was 2.98% for the six months ended March 31, 2011 compared to 3.17% for the six months ended March 31, 2010, while the net interest margin was 3.27% for the 2011 period compared to 3.50% for the 2010 period.  The Company’s spread and margin decreased for the three and six months ended March 31, 2011 compared to the same 2010 period, as the average yield on total interest-earning assets decreased by more than the average cost of funds.  The ratio of average interest-earning assets to average interest-bearing liabilities increased to 124.7% and 124.4%, respectively, for the three and six months ended March 31, 2011 from 120.8% and 121.1% for the same 2010 periods.

The average balance of total interest-earning assets for the three months ended March 31, 2011 increased by $1.2 million compared to the three months ended March 31, 2010, while the average yield decreased to 4.41% from 5.01%.  The decrease in total interest income of $223,000 for the three months ended March 31, 2011 is comprised of a decrease in interest income of $163,000 on loans receivable and a decrease of $60,000 in interest income on investment securities and other interest-earning assets.  Average loan receivable balances decreased by $3.3 million for the three months ended March 31, 2011 compared to the same 2010 period, while the average yield decreased to 4.95% from 5.37%.  The average balance of loans decreased as repayment levels on loans exceeded origination volume.  The decrease in loan yields is attributable to both a shift in the portfolio composition as well as residential mortgage and home equity loan refinances to lower rates.  The makeup of the loan portfolio has shifted, with a greater percentage of loans in residential mortgages and a lesser percentage in commercial purpose loans as well as a shift to home equity lines of credit from fixed rate home equity loans.  For the three months ended March 31, 2011, the average balance of securities and other interest-earning assets increased by $4.5 million compared to the same 2010 period, while the average yield decreased to 3.04% from 3.97%.  The average balance in investment securities increased primarily due to the reinvestment of funds generated by net loan repayments and the growth in deposits.  The shift to investments from loans has also contributed to the decline in the average yield on interest-earning assets.

The average balance of total interest-earning assets for the six months ended March 31, 2011 decreased by $10,000 compared to the six months ended March 31, 2010 while the average yield decreased to 4.43% from 5.05%. The decrease in total interest income of $491,000 for the six months ended March 31, 2011 is comprised of a decrease in interest income of $340,000 on loans receivable and a decrease of $151,000 in interest income from securities and other interest-earning assets.  Average loan receivable balances decreased by $5.1 million for the six months ended March 31, 2011 compared to the same 2010 period, while the average yield decreased to 5.03% from 5.38%.  For the six months ended March 31, 2011, the average balance of securities and other interest-earning assets increased by $5.1 million compared to the same 2010 period, while the average yield decreased to 2.96% from 4.08%.

The average balance of interest-bearing liabilities decreased by $3.0 million for the three months ended March 31, 2011 compared to same 2010 period, while the average cost decreased to 1.41% from 1.79%.  The decrease in total interest expense of $133,000 for the three months ended March 31, 2011 is comprised of a $95,000 decrease in interest expense on deposits and a $38,000 decrease in interest expense on borrowings.  Average interest-bearing deposit balances increased by $2.1 million with a decrease in the average cost to 1.32% for the three months ended March 31, 2011, compared to 1.68% for the same 2010 period, while average borrowings decreased by $5.1 million, with a decrease in the average cost to 2.69% from 2.79%.

The average balance of interest-bearing liabilities decreased by $3.4 million for the six months ended March 31, 2011 compared to same 2010 period, while the average cost decreased to 1.45% from 1.88%.  The decrease in total interest expense of $305,000 for the six months ended March 31, 2011 is comprised of a $219,000 decrease in interest expense on deposits and an $86,000 decrease in interest expense on borrowings.  Average interest-bearing deposit balances increased by $1.7 million with a decrease in the average cost to 1.36% for the six months ended March 31, 2011, compared to 1.75% for the same 2010 period, while average borrowings decreased by $5.1 million, with a decrease in the average cost to 2.93% from 3.10%.

Provision for Loan Losses.   The provision for loan losses was $0 and $50,000, respectively, for the three and six month periods ended March 31, 2011, compared to $325,000 and $750,000 for the same periods in 2010.   Charge-offs of $151,000 and $726,000 were recorded during the six months ended March 31, 2011 and 2010, respectively.  At March 31, 2011, the allowance for loan losses was $3,115,000 (2.71% of the loan portfolio and 62.49% of non-performing loans) compared to $3,208,000 (2.79% of the loan portfolio and 65.32% of non-performing loans) at September 30, 2010.  Non-performing loans, consisting of non-accrual loans and accruing loans more than 90 days delinquent, were $5.0 million or 4.34% of total loans at March 31, 2011, compared to $4.9 million or 4.26% at September 30, 2010 and $5.4 million or 4.63% of total loans at March 31, 2010.  Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio.  This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors.  However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts. See also Note 6 – Loans Receivable, Net.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Balance - beginning	$3,187,052	$2,867,881	$3,207,851	$2,919,597
Provision for loan losses	-	325,000	50,000	750,000
Charge-offs	(79,985)	(249,586)	(150,889)	(726,356)
Recoveries	7,623	204	7,728	258

Balance - ending	$3,114,690	$2,943,499	$3,114,690	$2,943,499

Non-interest Income.  Total non-interest income was essentially flat for the three and six months ended March 31, 2011 compared to the same 2010 period, increasing by $1,000 in both periods.  Loan fees increased in both periods from increased late charges paid and loan servicing fees collected.  Gain on sale of loans increased due to an increase in the volume of loans sold as a result of a strong refinance market in fiscal 2011.  Account servicing and other fees decreased in both periods, primarily due to lower non-sufficient and uncollected fund fees.

Non-interest Expense.   Non-interest expense decreased $298,000, or 20.5%, to $1,156,000 for the three months ended March 31, 2011, from $1,454,000 for the same period in 2010, and decreased $385,000, or 14.3%, to $2,312,000 for the six months ended March 31, 2011, compared to the same 2010 period, with decreases reflected in most reporting line items.  The components of non-interest expense which experienced the most significant changes were decreases in real estate owned expense and other expense.  Real estate owned expense decreased by $291,000 and $303,000, respectively, for the three and six months ended March 31, 2011 compared to the same 2010 periods, while other expense decreased by $11,000 and $50,000 in the same periods.  The decrease in real estate expense is attributable to a lower level of provisions for losses on our REO properties and decreased holding costs.  Other expense decreased primarily due to lower legal, collection and servicing costs on non-performing loans.

Income Taxes.  The Company recorded income tax expense of $85,000 and a tax benefit of $121,000 for the three months ended March 31, 2011 and 2010, respectively, reflecting an effective tax rate of 33.7% and tax benefit rate of 42.9%, respectively.  For the six months ended March 31, 2011 and 2010, the Company recorded tax expense of $167,000 and a tax benefit of $185,000, respectively, reflecting an effective tax rate of 35.3% and 43.3%, respectively.  The variance in effective tax rates is due to permanent book / tax differences.

Liquidity and Regulatory Capital Compliance

On March 31, 2011, the Bank was in compliance with its regulatory capital requirements as follows:

(Dollars in thousands)	Amount	Ratio

Tangible capital	$13,961	8.45%
Tangible capital requirement	2,478	1.50%
Excess over requirement	$11,483	6.95%

Core capital	$13,961	8.45%
Core capital requirement	6,609	4.00%
Excess over requirement	$7,352	4.45%

Risk-based capital	$15,166	15.31%
Risk-based capital requirement	7,923	8.00%
Excess over requirement	$7,243	7.31%

The Company anticipates that it will have sufficient funds available to meet its current commitments.  As of March 31, 2011, the Bank had outstanding commitments to fund loans of $1.8 million and commitments on unused lines of credit of $12.5 million.  Certificates of deposit scheduled to mature in one year or less as of March 31, 2011 totaled $39.8 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

	At or for the Three Months
	Ended March 31,
	2011 (1)	2010 (1)
Earnings (loss) per common share (2):
Basic	$0.10	$(0.10)
Diluted	$0.10	$(0.10)
Return on average assets (1)	0.40%	(0.38)%
Return on average equity (1)	4.15%	(3.98)%
Interest rate spread (1)	3.00%	3.22%
Net interest margin (1)	3.28%	3.53%
Non-interest expense to average assets (1)	2.79%	3.46%
Non-performing assets to total assets	3.53%	3.99%
Non-performing loans to total loans	4.34%	4.63%
Book value per share (3)	$9.58	$9.47

(1)	The ratios for the three month periods presented are annualized.
(2)	The average number of shares outstanding during the three months ended March 31, 2011 was 1,653,357 basic and diluted. The average number of shares outstanding during the three months ended March 31, 2010 was 1,644,206 basic and diluted.
(3)	There were 1,686,527 shares outstanding at March 31, 2011 and March 31, 2010.

	For the Six Months
	Ended March 31,
	2011 (1)	2010 (1)
Earnings (loss) per common share (2):
Basic	$0.19	$(0.15)
Diluted	$0.19	$(0.15)
Return on average assets (1)	0.37%	(0.29)%
Return on average equity (1)	3.79%	(2.99)%
Interest rate spread (1)	2.98%	3.17%
Net interest margin (1)	3.27%	3.50%
Non-interest expense to average assets (1)	2.79%	3.20%

(1)	The ratios for the six month periods presented are annualized.
(2)	The average number of shares outstanding during the six months ended March 31, 2011 was
1,652,213 basic and diluted. The average number of shares outstanding during the six months ended March 31, 2010 was 1,643,063 basic and diluted.

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

ITEM 1A.	RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
January 1 through 31	100 **	$4.85	-	63,412
February 1 through 28	-	-	-	63,412
March 1 through 31	-	-	-	63,412
Total	100	$4.85	-

*	The Company announced the repurchase of up to approximately 85,500 shares on December 13, 2005 and 47,000 shares for the RSP on January 31, 2006.

**	Represents shares purchased for the Deferred Compensation Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

List of Exhibits:

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.1	Directors Consultation and Retirement Plan*******
10.2	Stock Option Plan****
10.3	Restricted Stock Plan****
10.4	Employment Agreement between Janice A. Summers and Roebling Bank********
10.5	Employment Agreement between Frank J. Travea, III and Roebling Bank********
10.6	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.7	Roebling Bank 2006 Restricted Stock Plan*****
10.8	Directors Change in Control Severance Plan******
10.9	Directors Deferred Compensation Agreement between John J. Ferry and Roebling Bank*******
10.10	Directors Deferred Compensation Agreement between George N. Nyikita and Roebling Bank*******
10.11	Directors Deferred Compensation Agreement between Mark V. Dimon and Roebling Bank********
10.12	Supervisory Agreement, dated June 17, 2009*********
     31       Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
     32       Section 1350 Certification

*	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-59069) filed with the Commission on September 30, 2004.
**	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.
***	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.
****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333- 119839) filed with the Commission on October 20, 2004.
*****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333- 132059) filed with the Commission on February 27, 2006.
******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.
*******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
********	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
*********	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 18, 2009.

ROEBLING FINANCIAL CORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROEBLING FINANCIAL CORP, INC.

Date:	May 13, 2011	By:	/s/ Frank J. Travea, III
Frank J. Travea, III
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2011	By:	/s/ Janice A. Summers
Janice A. Summers
Senior Vice President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)