Form 10-Q
period 2011-06-30
Roebling Financial Corp, Inc.
filed 2011-08-15
CIK 1293283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                June 30, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to  __________________

Commission file number 0-50969

ROEBLING FINANCIAL CORP, INC.
(Exact name of Registrant as specified in its charter)

New Jersey	55-0873295
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

Route 130 South and Delaware Avenue, Roebling, New Jersey	08554
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number   (609) 499-9400

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and 2) has been subject to such filing requirements for the past 90 days:  Yes   X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 10, 2011

Class	Outstanding
$.10 par value common stock	1,686,527 shares

ROEBLING FINANCIAL CORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

INDEX

		Page Number
PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.
Item 1.	Consolidated Financial Statements and Notes Thereto	1-16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults upon Senior Securities	22
Item 4.	Reserved	22
Item 5.	Other Information	23
Item 6.	Exhibits	23

SIGNATURES		24

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share data)

	June 30,	September 30,
	2011	2010

Assets

Cash and due from banks	$886	$908
Interest-bearing deposits	3,997	5,111
Total cash and cash equivalents	4,883	6,019

Securities available for sale	41,825	40,593
Securities held to maturity	114	127
Loans receivable, net	109,448	111,967
Real estate owned	1,115	749
Accrued interest receivable	525	504
Federal Home Loan Bank of New York stock, at cost	804	746
Premises and equipment	3,169	3,224
Other assets	3,015	2,829
Total assets	$164,898	$166,758

Liabilities and Stockholders' Equity

Liabilities

Deposits	$134,695	$138,769
Borrowed funds	11,750	10,000
Advances from borrowers for taxes and insurance	554	456
Other liabilities	1,554	1,417
Total liabilities	148,553	150,642

Stockholders' equity

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized;
none issued	-	-
Common stock; $0.10 par value; 20,000,000 shares authorized;
1,718,473 issued	172	172
Additional paid-in-capital	10,323	10,348
Treasury stock; 31,946 shares, at cost	(190)	(190)
Unallocated employee stock ownership plan shares	(252)	(310)
Unallocated restricted stock plan shares	(91)	(93)
Deferred compensation obligation	273	240
Stock purchased for deferred compensation plan	(273)	(240)
Retained earnings - substantially restricted	5,819	5,502
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of tax	680	813
Defined benefit plan, net of tax	(116)	(126)
Total stockholders' equity	16,345	16,116

Total liabilities and stockholders' equity	$164,898	$166,758

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	June 30,
	2011	2010

Interest income:
Loans receivable	$1,398	$1,527
Securities	314	355
Other interest-earning assets	7	8
Total interest income	1,719	1,890

Interest expense:
Deposits	377	463
Borrowed funds	50	77
Total interest expense	427	540

Net interest income before provision for loan losses	1,292	1,350
Provision for loan losses	85	150
Net interest income after provision for loan losses	1,207	1,200

Non-interest income:
Loan fees	20	23
Account servicing and other	93	111
Gain on sale of loans	0	1
Total non-interest income	113	135

Non-interest expense:
Compensation and benefits	581	576
Occupancy and equipment	120	124
Service bureau and data processing	132	130
Federal deposit insurance premiums	51	80
Real estate owned expense, net	53	57
Other expense	374	313
Total non-interest expense	1,311	1,280

Income before income tax (benefit)	9	55
Income tax (benefit)	(2)	14
Net income	11	41

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of tax	163	132
Adjustment to minimum pension liability	3	5
Comprehensive income	$177	$178

Earnings per common share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

Weighted average number of shares outstanding:
Basic	1,656	1,646
Diluted	1,656	1,646

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Nine Months Ended
	June 30,
	2011	2010

Interest income:
Loans receivable	$4,224	$4,692
Securities	965	1,154
Other interest-earning assets	29	33
Total interest income	5,218	5,879

Interest expense:
Deposits	1,185	1,489
Borrowed funds	156	269
Total interest expense	1,341	1,758

Net interest income before provision for loan losses	3,877	4,121
Provision for loan losses	135	900
Net interest income after provision for loan losses	3,742	3,221

Non-interest income:
Loan fees	64	61
Account servicing and other	288	320
Gain on sale of loans	11	3
Total non-interest income	363	384

Non-interest expense:
Compensation and benefits	1,738	1,725
Occupancy and equipment	369	401
Service bureau and data processing	392	403
Federal deposit insurance premiums	211	238
Real estate owned expense, net	81	389
Other expense	832	821
Total non-interest expense	3,623	3,977

Income (loss) before income tax (benefit)	482	(372)
Income tax (benefit)	165	(171)
Net income (loss)	317	(201)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale, net of tax	(133)	50
Adjustment to minimum pension liability	10	13
Comprehensive income (loss)	$194	$(138)

Earnings (loss) per common share:
Basic	$0.19	$(0.12)
Diluted	$0.19	$(0.12)

Weighted average number of shares outstanding:
Basic	1,653	1,644
Diluted	1,653	1,644

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

							Common		Accumulated
		Additional		Unallocated	Unallocated	Deferred	Stock for		Other
	Common	Paid-in	Treasury	ESOP	RSP	Compensation	Deferred	Retained	Comprehensive
	Stock	Capital	Stock	Shares	Shares	Obligation	Compensation	Earnings	Income (Loss)	Total

Balance at September 30, 2010	$172	$10,348	$(190)	$(310)	$(93)	$240	$(240)	$5,502	$687	$16,116

Net income for the nine months ended June 30, 2011	-	-	-	-	-	-	-	317	-	317

Amortization of ESOP shares	-	(27)	-	58	-	-	-	-	-	31

Change in unrealized gain (loss) on securities available for sale, net of tax	-	-	-	-	-	-	-	-	(133)	(133)

Deferred compensation plan	-	-	-	-	-	33	-	-	-	33

Common stock acquired for deferred compensation plan	-	-	-	-	-	-	(33)	-	-	(33)

Allocation of RSP shares	-	6	-	-	2	-	-	-	-	8

Tax expense of stock benefit plans	-	(4)	-	-	-	-	-	-	-	(4)

Adjustment to mimimum pension liability, net of tax	-	-	-	-	-	-	-	-	10	10

Balance at June 30, 2011	$172	$10,323	$(190)	$(252)	$(91)	$273	$(273)	$5,819	$564	$16,345

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)
	For the Nine Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$317	$(201)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	95	125
Amortization of premiums and discounts, net	33	48
Amortization of deferred loan fees and costs, net	19	14
Provision for loan losses	135	900
Provision for losses on REO	65	279
Loss on sale of real estate owned, net	-	18
Originations of loans held for sale, net of repayments	(3,842)	(834)
Gain on sale of loans	(11)	(3)
Proceeds from sale of loans held for sale	4,359	837
Loss on disposition of premises and equipment	2	-
Increase in other assets	(104)	(655)
(Increase) decrease in accrued interest receivable	(21)	52
Increase in other liabilities	148	148
Amortization/allocation of ESOP and RSP	39	38
Increase in deferred compensation stock obligation	33	53
Net cash provided by operating activities	1,267	819

Cash flows from investing activities:
Purchase of securities available for sale	(14,028)	(14,791)
Proceeds from payments and maturities of securities available for sale	12,542	15,020
Proceeds from payments and maturities of securities held to maturity	13	17
Proceeds from sale of loans	77	-
Loan payments (disbursements), net	745	3,628
Proceeds from sale of real estate owned	610	473
(Purchase) redemption of Federal Home Loan Bank stock	(58)	46
Purchase of premises and equipment	(42)	(82)
Net cash (used in) provided by investing activities	(141)	4,311

Cash flows from financing activities:
Net decrease in deposits	(4,074)	(3,694)
Net increase in short-term borrowed funds	2,750	3,500
Repayment of long-term borrowed funds	(1,000)	(5,000)
Increase in advance payments by borrowers for taxes
and insurance	95	2
Purchase of common shares for deferred compensation plan	(33)	(53)
Net cash used in financing activities	(2,262)	(5,245)

Net decrease in cash and cash equivalents	(1,136)	(115)
Cash and cash equivalents at beginning of period	6,019	4,074
Cash and cash equivalents at end of period	$4,883	$3,959

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$1,342	$1,759
Income taxes (refunds), net	130	(432)

Transfer of loans to real estate owned	1,041	691

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

The results of operations for the three and nine months ended June 30, 2011, are not necessarily indicative of the results to be expected for the year ending September 30, 2011, or any other future interim period.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2010 included in the Company’s Annual Report on Form 10-K.

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

The following is a summary of the Company’s earnings per share calculations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss)	$10,554	$41,222	$316,643	$(200,657)

Weighted average common shares
outstanding for computation of
basic EPS (1)	1,655,644	1,646,494	1,653,357	1,644,206

Common-equivalent shares due to
the dilutive effect of stock options
and RSP awards	-	-	-	-

Weighted-average common shares
for computation of diluted EPS	1,655,644	1,646,494	1,653,357	1,644,206

Earnings (loss) per common share:
Basic	$0.01	$0.03	$0.19	$(0.12)
Diluted	0.01	0.03	0.19	(0.12)

(1) Excludes unallocated ESOP shares

NOTE 3 – TREASURY STOCK

In February, 2009, the Company approved the repurchase of up to $250,000 of its common stock.  In May, 2009, the Company acquired 31,946 shares at a cost of approximately $190,000 or an average of $5.90 per share.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

	June 30, 2011
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U.S. Government and Agency Securities:
Due after one year through five years	$6,000,000	$50,000	$-	$6,050,000
Due after five years through ten years	11,999,764	10,940	84,374	11,926,330

Marketable Equity Securities	2,888	-	2,756	132

Residential Mortgage-backed Securities	22,689,517	1,162,171	3,501	23,848,187

	$40,692,169	$1,223,111	$90,631	$41,824,649

	September 30, 2010
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U.S. Government and Agency Securities:
Due after one year through five years	$4,000,000	$33,440	$-	$4,033,440
Due after five years through ten years	10,748,648	55,347	2,810	10,801,185

Marketable Equity Securities	2,888	-	2,780	108

Residential Mortgage-backed Securities	24,487,924	1,270,228	-	25,758,152

	$39,239,460	$1,359,015	$5,590	$40,592,885

There were no sales of investment securities or mortgage-backed securities during the nine months ended June 30, 2011.

The following tables provide a summary of securities available for sale which were in an unrealized loss position at June 30, 2011 and September 30, 2010.  Approximately $2,700 or 3% and $2,800 or 50% of the unrealized loss as of June 30, 2011 and September 30, 2010, respectively, was comprised of securities in a continuous loss position for twelve months or more.  The unrealized losses on the government and agency and mortgage-backed debt securities are caused primarily by changes in market interest rates.  The Company does not intend to sell these securities and it is not more likely than not that we would be required to sell them before recovery of the amortized cost basis.

	June 30, 2011
	Under One Year		One Year or More

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. Government and Agency Securities	$7,915,390	$84,374	$-	$-
Marketable Equity Securities	-	-	132	2,756
Residential Mortgage-backed Securities	1,957,047	3,501	-	-

Total available for sale	$9,872,437	$87,875	$132	$2,756

	September 30, 2010
	Under One Year		One Year or More

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. Government and Agency Securities	$1,997,190	$2,810	$-	$-
Marketable Equity Securities	-	-	108	2,780

Total available for sale	$1,997,190	$2,810	$108	$2,780

NOTE 5 – SECURITIES HELD TO MATURITY

	June 30,	September 30,
	2011	2010

Residential Mortgage-backed Securities:
Amortized cost	$114,152	$127,306
Gross unrealized gains	3,704	5,191
Gross unrealized losses	-	(21)

Estimated fair value	$117,856	$132,476

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

The Company has segmented its loans into three portfolio segments of residential, commercial purpose and consumer.  It has further disaggregated these segments into additional classes of loans.  The residential portfolio segment includes loans to consumers, secured by one-to-four family residential properties that are generally owner-occupied.  This portfolio segment includes two classes, mortgage loans and home equity loans.  Commercial purpose loans are one segment and one class of receivable.  These are loans made to individuals and businesses for business purposes.  They are generally collateralized by commercial real estate, residential properties (one-to-four or multifamily), land or business assets, and may be provided for permanent or construction financing.    The consumer

portfolio segment includes non-mortgage loans to individuals for consumer purposes.  They are further categorized into three classes, including account loans, unsecured loans and other loans.  The following table reflects the aging and accrual status of our loan portfolio by portfolio segment and class as of June 30, 2011:

	Past Due					Total
	30-59	60-89	90+			Loans		90+ and
(In thousands)	Days	Days	Days	Total	Current	Receivable	Non-accrual	Accruing

Residential:
Mortgage	$ -	$ -	$ 229	$ 229	$ 55,191	$ 55,420	$ -	$ 229
Home equity	311	-	140	451	26,712	27,163	140	-
Commercial purpose	-	-	2,837	2,837	26,241	29,078	2,646	191
Consumer:
Account loans	-	-	-	-	70	70	-	-
Unsecured	-	-	-	-	83	83	-	-
Other	-	-	-	-	112	112	-	-
	$ 311	$ -	$ 3,206	$ 3,517	$ 108,409	$ 111,926	$ 2,786	$ 420

The activity in the allowance for loan losses, by portfolio segment, is as follows:

	For the Nine Months Ended June 30, 2011
		Commercial
(In thousands)	Residential	Purpose	Consumer	Unallocated	Total

Beginning balance	$484	$2,664	$18	$42	$3,208
Provision for loan losses	(143)	311	(14)	(19)	135
Charge-offs	(107)	(773)	-	-	(880)
Recoveries	-	44	-	-	44
Ending Balance	$234	$2,246	$4	$23	$2,507

As of June 30, 2011, the ending allowance balance where the related loans are evaluated for impairment:

		Commercial
(In thousands)	Residential	Purpose	Consumer	Unallocated	Total

Individually	$-	$1,376	$-	$-	$1,376
Collectively	234	870	4	23	1,131
Total	$234	$2,246	$4	$23	$2,507

As of June 30, 2011, the related loan balance where the loans are evaluated for impairment:

		Commercial
(In thousands)	Residential	Purpose	Consumer	Total

Individually	$140	$4,269	$-	$4,409
Collectively	82,443	24,809	265	107,517
Total	$82,583	$29,078	$265	$111,926

Additional information about impaired loans, by portfolio segment and class as of June 30, 2011, is as follows:

				For the Three Months Ended		For the Nine Months Ended
	As of June 30, 2011			June 30, 2011		June 30, 2011
		Unpaid		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

With no related allowance:
Residential
Mortgage	$-	$-	$-	$24	$-	$28	$-
Home equity	140	140	-	108	-	69	-
Commercial purpose	1,541	1,541	-	1,622	18	1,046	18
	1,681	1,681	-	1,754	18	1,143	18

With a related allowance:
Residential
Mortgage	-	-	-	80	-	390	-
Home equity	-	-	-	-	-	-	-
Commercial purpose	2,728	2,728	1,376	3,230	1	3,358	7
	2,728	2,728	1,376	3,310	1	3,748	7

Total:
Residential
Mortgage	-	-	-	104	-	418	-
Home equity	140	140	-	108	-	69	-
Commercial purpose	4,269	4,269	1,376	4,852	19	4,404	25
Total impaired	$4,409	$4,409	$1,376	$5,064	$19	$4,891	$25

The average balance of impaired loans outstanding for the three and nine months ended June 30, 2010 was $4.0 million and $4.7 million, respectively.  Interest income of $1,000 and $13,000 was recognized on impaired loans during the three and nine months ended June 30, 2010, respectively.

One of the primary methods we use as an indicator of the credit quality of our residential and commercial purpose portfolios is the regulatory classification system.  For the consumer portfolio segment, payment performance is our primary indicator of credit quality.  The following table reflects the credit quality indicators by portfolio segment and class, as of June 30, 2011:

Credit Risk Profile by Classification:
	Residential		Commercial
(In thousands)	Mortgage	Home Equity	Purpose

Pass	$53,447	$26,900	$18,106
Special mention	1,973	123	3,882
Substandard	-	140	5,714
Doubtful	-	-	-
Loss	-	-	1,376
Total	$55,420	$27,163	$29,078

Credit Risk Profile by Performance:
	Consumer
	Account
(In thousands)	Loans	Unsecured	Other

Performing	$70	$83	$112
Non-performing	-	-	-
Total	$70	$83	$112

NOTE 7 – BENEFIT PLANS

Stock Option Plan

The Company has stock option plans (“Plans”) which authorize the issuance of up to 168,746 shares upon the exercise of stock options that may be awarded to officers, directors, key employees, and other persons providing services to the Company.  Shares issued on the exercise of options may be authorized but unissued shares, treasury shares or shares acquired on the open market.  The options granted under the Plans constitute either Incentive Stock Options or Non-Incentive Stock Options.  The options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant and expire not more than 10 years after the date of grant.  At June 30, 2011, there were 16,434 shares remaining for future option awards.

There was no activity under the Plans for the nine months ended June 30, 2011.  The following table summarizes all options outstanding as of June 30, 2011, all of which are exercisable:

Number	Exercise	Remaining
of Shares	Price	Contractual Life

54,642	$10.000	4.6 years
48,600	12.725	5.2 years

103,242	$11.283	4.9 years

No stock option expense was recorded in the nine months ended June 30, 2011 or 2010 because all options were previously fully vested.

Restricted Stock Plan

The Company has restricted stock plans (“Plans”) which provide for the award of shares of restricted stock to directors, officers and employees.  The Plans provide for the purchase of 67,496 shares of common stock in the open market to fund such awards.  All of the Common Stock to be purchased by the Plans is purchased at the fair market value on the date of purchase.  Awards under the Plans are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company’s Board of Directors and as a means of providing a further retention incentive.  Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant.  Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date.  As of June 30, 2011, there were 21,404 shares remaining for future awards.  Compensation expense for the Plans was approximately $3,300 and $11,200, respectively, for the three and nine-month periods ended June 30, 2011, compared to $4,600 and $13,000 for the same 2010 periods.

The following table summarizes changes in unvested shares for the nine months ended June 30, 2011:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Outstanding September 30, 2010	4,912	$7.665
Granted	-	-
Vested	(2,116)	8.613
Forfeited	-	-

Outstanding June 30, 2011	2,796	$6.948

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

The ESOP is accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 718.  The ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition.  As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $10,900 and $31,400, respectively, for the three and nine-month periods ended June 30, 2011, compared to $9,800 and $30,100 for the same 2010 periods.

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized as follows:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2011
Securities available for sale:
U.S. government and agency securities	$-	$17,976	$-	$17,976
Mortgage-backed securities	-	23,848	-	23,848

September 30, 2010
Securities available for sale:
U.S. government and agency securities	$-	$14,835	$-	$14,835
Mortgage-backed securities	-	25,758	-	25,758

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy level, are summarized below:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2011
Impaired loans	$-	$-	$1,352	$1,352
Real estate owned	-	-	868	868

September 30, 2010
Impaired loans	$-	$-	$2,400	$2,400
Real estate owned	-	-	749	749

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

Real estate owned represents properties that have been acquired in foreclosure or by deed-in-lieu of foreclosure.   The assets are written down to fair value less estimated costs to sell at the time of foreclosure.  Fair value is based on the appraised value, which may be adjusted based on management’s review and market conditions.  Subsequent valuations are periodically performed and if the value has declined, an allowance would be established with a charge to operations.  Additional impairments on REO properties of $46,000 and $65,000, respectively, were recorded during the three and nine months ended June 30, 2011 as a provision for REO losses, compared to $33,000 and $279,000 for the same 2010 periods.

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2011		September 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$4,883	$4,883	$6,019	$6,019
Securities available for sale	41,825	41,825	40,593	40,593
Securities held to maturity	114	118	127	132
Loans receivable	109,448	113,336	111,967	118,333
Accrued interest receivable	525	525	504	504
FHLB stock	804	804	746	746

Financial Liabilities

Deposits	134,695	136,634	138,769	141,321
Borrowed funds	11,750	12,055	10,000	10,412

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has considered whether any events or transactions occurring after June 30, 2011 would require recognition or disclosure in the financial statements as of or for the three or nine-month periods ended June 30, 2011.  No such subsequent events were identified.

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In January, 2011 the FASB issued Accounting Standards Update (“ASU”) No. 2011-01, Receivables (Topic 310):  Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  Under the effective date in ASU 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010.  The new disclosures were anticipated to be effective for interim and annual periods ending after June 15, 2011.  ASU 2011-01 does not defer the effective date of the other disclosure requirements of ASU 2010-20.

In April, 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  This update provides additional guidance to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  It also provides for disclosure of previously deferred information for interim and annual periods beginning on or after June 15, 2011.

In May, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this update result in common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”) and change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, it is not intended for the amendments to result in a change in the application of the requirements in Topic 820.  Some of the amendments clarify the intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.

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

Overview

At June 30, 2011, the Company had total assets, deposits, borrowings and stockholders’ equity of $164.9 million, $134.7 million, $11.8 million and $16.3 million, respectively.  For the three months ended June 30, 2011, the Company reported net income of $11,000, or $.01 per diluted share, compared to net income of $41,000, or $.03 per diluted share, for the same period in 2010.  For the nine months ended June 30, 2011, the Company reported net income of $317,000, or $.19 per diluted share, compared to a net loss of $201,000, or $(.12) per diluted share, for the same period in 2010.  The increased earnings for the nine-month period are primarily attributable to a decrease in the provisions for loan and REO losses, which totaled $200,000 for the nine months ended June 30, 2011, compared to $1,179,000 for the same 2010 period.

Changes in Financial Condition

Total assets decreased by $1.9 million, or 1.1%, to $164.9 million at June 30, 2011, from $166.8 million at September 30, 2010.  This decrease is primarily attributable to a $2.5 million dollar decrease in the loans receivable, net portfolio.  $1.0 million of that decrease is due to the transfer of loans to real estate owned.  The commercial-purpose portfolios continue to decrease as our commercial lending is still suspended, while one-to-four family residential mortgage balances have increased since September 30, 2010.  Cash and cash equivalents decreased by $1.1 million from September 30, 2010 to June 30, 2011, but this was more than offset by an increase in investment securities of $1.2 million during the same period.  Real estate owned increased by $366,000, or 48.9%, to $1.1 million at June 30, 2011 from $749,000 at September 30, 2010.  Seven properties were acquired by deed-in-lieu-of-foreclosure while six properties were sold.  Deposits decreased by $4.1 million, or 2.9%, to $134.7 million at June 30, 2011, from $138.8 million at September 30, 2010.  The decrease is primarily attributable to certificates of deposit, which decreased by $4.5 million.  The ratio of core deposits (non-certificates) to total deposits continues to improve, increasing to 52.5% at June 30, 2011 from 50.6% at September 30, 2010.  Borrowed funds, consisting of FHLB advances, increased by $1.8 million, to $11.8 million at June 30, 2011 from $10.0 million at September 30, 2010.   Stockholders’ equity increased by $229,000, to $16.3 million at June 30, 2011 from $16.1 million at September 30, 2010.  The change was primarily attributable to net income of $317,000, partially offset by a $133,000 decrease in the net unrealized gain on securities available for sale.

Results of Operations

Net Interest Income.   For the three-months ended June 30, 2011, the Company reported net interest income before provision for loan losses of $1,292,000, compared to $1,350,000 for the same period in 2010.  The decrease in net interest income was the result of a decrease in interest income of $171,000, partially offset by a decrease in interest expense of $113,000.  The interest rate spread was 3.03% for the three months ended June 30, 2011 compared to 3.17% for the three months ended June 30, 2010, while the net interest margin was 3.31% for the 2011 period compared to 3.48% for the 2010 period.  For the nine-month period ended June 30, 2011, the Company reported net interest income before provision for loan losses of $3,877,000, compared to $4,121,000 for the nine months ended June 30, 2010.  The interest rate spread was 3.00% for the nine months ended June 30, 2011 compared to 3.17% for the nine months ended June 30, 2010, while the net interest margin was 3.28% for the 2011 period compared to 3.49% for the 2010 period.  The Company’s spread and margin decreased for the three and nine months ended June 30, 2011 compared to the same 2010 period, as the average yield on total interest-earning assets decreased by more than the average cost of funds.  The ratio of average interest-earning assets to average interest-bearing liabilities increased to 125.1% and 124.6%, respectively, for the three and nine months ended June 30, 2011 from 122.1% and 121.4% for the same 2010 periods.

The average balance of total interest-earning assets for the three months ended June 30, 2011 increased by $1.4 million compared to the three months ended June 30, 2010, while the average yield decreased to 4.41% from 4.89%.  The decrease in total interest income of $171,000 for the three months ended June 30, 2011 is comprised of a decrease in interest income of $129,000 on loans receivable and a decrease of $42,000 in interest income on investment securities and other interest-earning assets.  Average loan receivable balances decreased by $2.6 million for the three months ended June 30, 2011 compared to the same 2010 period, while the average yield decreased to 5.01% from 5.35%.  The average balance of loans decreased as repayment levels on loans exceeded origination volume.  The decrease in loan yields is attributable to both a shift in the portfolio composition as well as residential mortgage and home equity loan refinances to lower rates.  The makeup of the loan portfolio has shifted, with a greater percentage of loans in residential mortgages and a lesser percentage in commercial purpose loans as well as a shift to home equity lines of credit from fixed rate home equity loans.  For the three months ended June 30, 2011, the average balance of securities and other interest-earning assets increased by $4.0 million compared to the same 2010 period, while the average yield decreased to 2.89% from 3.58%.  The average balance in investment securities increased primarily due to the reinvestment of funds generated by net loan repayments and the growth in deposits.  The shift to investments from loans has also contributed to the decline in the average yield on interest-earning assets.

The average balance of total interest-earning assets for the nine months ended June 30, 2011 increased by $400,000 compared to the nine months ended June 30, 2010 while the average yield decreased to 4.42% from 5.00%. The decrease in total interest income of $661,000 for the nine months ended June 30, 2011 is comprised of a decrease in interest income of $468,000 on loans receivable and a decrease of $193,000 in interest income from securities and other interest-earning assets.  Average loan receivable balances decreased by $4.3 million for the nine months ended June 30, 2011 compared to the same 2010 period, while the average yield decreased to 5.02% from 5.37%.  For the nine months ended June 30, 2011, the average balance of securities and other interest-earning assets increased by $4.7 million compared to the same 2010 period, while the average yield decreased to 2.94% from 3.91%.

The average balance of interest-bearing liabilities decreased by $2.0 million for the three months ended June 30, 2011 compared to same 2010 period, while the average cost decreased to 1.38% from 1.71%.  The decrease in total interest expense of $113,000 for the three months ended June 30, 2011 is comprised of an $86,000 decrease in interest expense on deposits and a $27,000 decrease in interest expense on borrowings.  Average interest-bearing deposit balances increased by $1.0 million with a decrease in the average cost to 1.29% for the three months ended June 30, 2011, compared to 1.59% for the same 2010 period, while average borrowings decreased by $3.0 million, with a decrease in the average cost to 2.92% from 3.14%.

The average balance of interest-bearing liabilities decreased by $2.9 million for the nine months ended June 30, 2011 compared to same 2010 period, while the average cost decreased to 1.42% from 1.82%.  The decrease in total interest expense of $417,000 for the nine months ended June 30, 2011 is comprised of a $304,000 decrease in interest expense on deposits and a $113,000 decrease in interest expense on borrowings.  Average interest-bearing deposit balances increased by $1.5 million with a decrease in the average cost to 1.33% for the nine months ended June 30, 2011, compared to 1.70% for the same 2010 period, while average borrowings decreased by $4.4 million, with a decrease in the average cost to 2.92% from 3.11%.

Provision for Loan Losses.   The provision for loan losses was $85,000 and $135,000, respectively, for the three and nine month periods ended June 30, 2011, compared to $150,000 and $900,000 for the same periods in 2010.   Charge-offs of $880,000 and $726,000 were recorded during the nine months ended June 30, 2011 and 2010, respectively.  At June 30, 2011, the allowance for loan losses was $2,507,000 (2.24% of the loan portfolio and 78.19% of non-performing loans) compared to $3,208,000 (2.79% of the loan portfolio and 65.32% of non-performing loans) at September 30, 2010.  The charge-offs of $880,000 for the nine months ended June 30, 2011 were recorded upon the write-down to fair value, less estimated costs to sell, of property acquired be deed-in-lieu of foreclosure as well as the sale of one of our large non-performing loans.  Non-performing loans, consisting of non-accrual loans and accruing loans more than 90 days delinquent, were $3.2 million or 2.86% of total loans at June 30, 2011, compared to $4.9 million or 4.26% at September 30, 2010 and $4.7 million or 4.03% of total loans at June 30, 2010.  Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio.  This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors.  However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts. See also Note 6 – Loans Receivable, Net.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Balance - beginning	$3,114,690	$2,943,499	$3,207,851	$2,919,597
Provision for loan losses	85,000	150,000	135,000	900,000
Charge-offs	(729,069)	-	(879,958)	(726,356)
Recoveries	36,157	225	43,885	483

Balance - ending	$2,506,778	$3,093,724	$2,506,778	$3,093,724

Non-interest Income. Non-interest income decreased $22,000, or 16.3%, to $113,000 for the three months ended June 30, 2011 and decreased $21,000, or 5.5%, to $363,000 for the nine months ended June 30, 2011, compared to the same 2010 periods.  The majority of the decrease in non-interest income for the three and nine-month periods is attributable to a decrease in account servicing and other fees, which decreased primarily due to lower non-sufficient and uncollected fund fees.

Non-interest Expense.   Non-interest expense increased $31,000, or 2.4%, to $1,311,000 for the three months ended June 30, 2011, from $1,280,000 for the same period in 2010, and decreased $354,000, or 8.9%, to $3,623,000 for the nine months ended June 30, 2011, compared to the same 2010 period.  For the three months ended June 30, 2011, the components of non-interest expense which experienced the most significant changes were federal deposit insurance premiums and other expense.  Other expense increased by $61,000 while federal deposit insurance premiums decreased by $29,000 compared to the three months ended June 30, 2010.  The increase in other expense is attributable to check and debit card losses as well as expenses incurred as we converted to a new vendor for our ATM and debit card processing.  As of April 1, 2011, there was a change in the calculation of FDIC assessments for all institutions.  The base on which the assessments are calculated changed, as well as the rates.  The result is a significant decrease in our assessment, with most of the decrease of $29,000 attributable to these changes. For the nine months ended June 30, 2011, the components of non-interest expense which experienced the most significant changes were real estate owned expense, net and federal deposit insurance premiums.  Real estate owned expense, net decreased by $308,000 while federal deposit insurance premiums decreased by $27,000 compared to the nine months ended June 30, 2010.  The decrease in real estate owned expense is primarily due to a lower level of provisions for losses on our REO properties, along with decreased holding costs and losses on asset sales.  Some of the properties are also income-producing and we have had some income in 2011 to offset some of our expenses.   The decrease in federal deposit insurance premiums is due to the change in the assessment base and rates.

Income Taxes.  The Company recorded an income tax benefit of $2,000 and income tax expense of $14,000 for the three months ended June 30, 2011 and 2010, respectively, reflecting an effective tax benefit rate of 22.2% and tax rate of 25.5%, respectively.  For the nine months ended June 30, 2011 and 2010, the Company recorded tax expense of $165,000 and a tax benefit of $171,000, respectively, reflecting an effective tax rate of 34.2% and 46.0%, respectively.  The variance in effective tax rates is due to permanent book / tax differences.

Liquidity and Regulatory Capital Compliance

On June 30, 2011, the Bank was in compliance with its regulatory capital requirements as follows:

(Dollars in thousands)	Amount	Ratio

Tangible capital	$13,984	8.54%
Tangible capital requirement	2,456	1.50%
Excess over requirement	$11,528	7.04%

Core capital	$13,984	8.54%
Core capital requirement	6,551	4.00%
Excess over requirement	$7,433	4.54%

Risk-based capital	$15,115	15.60%
Risk-based capital requirement	7,754	8.00%
Excess over requirement	$7,361	7.60%

The Company anticipates that it will have sufficient funds available to meet its current commitments.  As of June 30, 2011, the Bank had outstanding commitments to fund loans of $1.6 million, commitments on unused lines of credit of $13.0 million and undisbursed construction loans of $325,000.  Certificates of deposit scheduled to mature in one year or less as of June 30, 2011 totaled $39.2 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

	At or for the Three Months
	Ended June 30,
	2011 (1)	2010 (1)
Earnings per common share (2):
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
Return on average assets (1)	0.03%	0.10%
Return on average equity (1)	0.26%	1.03%
Interest rate spread (1)	3.03%	3.17%
Net interest margin (1)	3.31%	3.48%
Non-interest expense to average assets (1)	3.18%	3.08%
Non-performing assets to total assets	2.62%	3.48%
Non-performing loans to total loans	2.86%	4.03%
Book value per share (3)	$9.69	$9.58

(1)	The ratios for the three month periods presented are annualized.
(2)	The average number of shares outstanding during the three months ended June 30, 2011
	was 1,655,644 basic and diluted. The average number of shares outstanding during the three
	months ended June 30, 2010 was 1,646,494 basic and diluted.
(3)	There were 1,686,527 shares outstanding at June 30, 2011 and June 30, 2010.

	For the Nine Months
	Ended June 30,
	2011 (1)	2010 (1)
Earnings (loss) per common share (2):
Basic	$0.19	$(0.12)
Diluted	$0.19	$(0.12)
Return on average assets (1)	0.26%	(0.16)%
Return on average equity (1)	2.61%	(1.66)%
Interest rate spread (1)	3.00%	3.17%
Net interest margin (1)	3.28%	3.49%
Non-interest expense to average assets (1)	2.92%	3.16%

(1)	The ratios for the nine month periods presented are annualized.
(2)	The average number of shares outstanding during the nine months ended June 30, 2011 was
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

ITEM 1A.                      RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
April 1 through 30	2,325 **	$4.85	-	63,412
May 1 through 31	-	-	-	63,412
June 1 through 30	-	-	-	63,412
Total	2,325	$4.85	-

*	The Company announced the repurchase of up to approximately 85,500 shares on December 13, 2005 and 47,000 shares for the RSP on January 31, 2006

**	Represents shares purchased for the Deferred Compensation Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

On August 10, 2011, President and Chief Executive Officer Frank J. Travea gave notice of his retirement effective November 1, 2011.  The Board of Directors has begun a search for a new Chief Executive Officer.  Janice A. Summers will continue as acting President until a replacement is found.

ITEM 6.	EXHIBITS

List of Exhibits:

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.1	Directors Consultation and Retirement Plan*******
10.2	Stock Option Plan****
10.3	Restricted Stock Plan****
10.4	Employment Agreement between Janice A. Summers and Roebling Bank********
10.5	Employment Agreement between Frank J. Travea, III and Roebling Bank********
10.6	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.7	Roebling Bank 2006 Restricted Stock Plan*****
10.8	Directors Change in Control Severance Plan******
10.9	Directors Deferred Compensation Agreement between John J. Ferry and Roebling Bank*******
10.10	Directors Deferred Compensation Agreement between George N. Nyikita and Roebling Bank*******
10.11	Directors Deferred Compensation Agreement between Mark V. Dimon and Roebling Bank********
10.12	Supervisory Agreement, dated June 17, 2009*********
31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
     32       Section 1350 Certification
101	Interactive Data Files +

______________
*	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-59069) filed with the Commission on September 30, 2004.
**	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.
***	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.
****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-119839) filed with the Commission on October 20, 2004.
*****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-132059) filed with the Commission on February 27, 2006.
******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.
*******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
********	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
*********	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 18, 2009.
+
Pursuant to Regulation 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability.

ROEBLING FINANCIAL CORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROEBLING FINANCIAL CORP, INC.

Date:	August 15, 2011	By:	/s/ Janice A. Summers
Janice A. Summers
Acting President, Chief Operating Officer and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)