Form 10-K
period 2011-09-30
Roebling Financial Corp, Inc.
filed 2011-12-23
CIK 1293283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5.6 million as of the last business day of the registrant’s most recently completed second quarter (March 31, 2011) based on the last sale ($4.60 per share) reported on  the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, the registrant’s stock benefit plan trusts and all shareholders beneficially owning more than 10% of the registrant’s common stock.

As of December 16, 2011, there were 1,686,527 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2011 (Parts I & II)
2.	Portions of the Registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders. (Part III)

ROEBLING FINANCIAL CORP, INC.
ANNUAL REPORT ON FORM 10-K
for the fiscal year ended September 30, 2011

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

Supervisory Agreement

On June 17, 2009, the Bank entered into a supervisory agreement (the “Supervisory Agreement”) with the Office of Thrift Supervision (“OTS”), the Bank’s primary federal regulator at the time, which restricts the Bank’s ability to engage in certain lending activities and required the Bank to take various corrective actions.  As a result of the Supervisory Agreement, the Bank became subject to certain regulations, which limit future asset growth and increase the Bank’s supervisory expenses.  Under the Dodd-Frank Wall Street and Consumer Protection Act, the Office of the Comptroller of the Currency (“OCC”) has succeeded to the rights of the OTS under the Supervisory Agreement and the Supervisory Agreement will continue in effect until terminated by the OCC.

The Supervisory Agreement prohibits the Bank from making non-residential real estate loans, commercial loans, construction loans and loans secured by non-owner-occupied residential property (“investor loans”) or purchasing any loan participation without the prior written non-objection of the OCC except for loans originated pursuant to legally binding commitments existing as of March 31, 2009, renewals or modifications of loans of $500,000 or less secured by properties in the Bank’s local lending area and originations of one-to-four family construction loans secured by property in the Bank’s local lending area under binding sale contracts to an owner-occupant with permanent financing.  The Supervisory Agreement further required the Bank to adopt a plan for reducing its concentrations in non-residential real estate loans, investor loans, participation loans and construction loans and for reducing criticized assets.  The Bank was also required to adopt a new loan loss allowance policy and correct loan underwriting and credit administration weaknesses cited in the examination report.  Finally, the Supervisory Agreement prohibits the Bank from taking brokered deposits without prior OCC approval.  The Supervisory Agreement will remain in effect until modified, suspended or terminated by the OCC.  The Bank believes that it is in compliance with the Supervisory Agreement.

As a result of the Supervisory Agreement, the Bank has also become subject to certain OCC regulations that prohibit it from increasing its total assets during any quarter in excess of an amount equal to net interest credited on deposits for the quarter without OCC approval.  The Bank will also be assessed at a higher rate by the OCC for examinations and supervision and by the FDIC for federal deposit insurance.

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

Roebling is an established, densely populated blue-collar community characterized by a lower household income and a higher proportion of retirees than the county as a whole. New Egypt, Westampton and  Delran are developing suburban markets with a lower population density than Roebling but a higher household growth rate.

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

Lending Activities

The Company’s principal lending activity is the origination of loans secured by real property in Southern New Jersey. At September 30, 2011, the Bank’s loan portfolio included $63.2 million in loans secured by liens on one-to-four family properties, $26.9 million in home equity loans, $15.9 million in loans secured by commercial real estate, $370,000 in loans secured by land or properties under construction and $2.9 million in loans secured by multi-family properties. The Bank’s loan portfolio also includes commercial and consumer loans.  Under the Supervisory Agreement, the Bank may not make non-residential real estate loans, commercial loans, construction loans and loans secured by non-owner-occupied residential property without prior written non-objection from the OCC.  The majority of the Bank’s borrowers are located in Southern New Jersey and could be expected to be similarly affected by economic and other conditions in this area. The Company does not believe that there are any other concentrations of loans or borrowers in its portfolio.

Loan Portfolio Composition. The following table sets forth information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated.

	At September 30,
	2011		2010		2009
	$	%	$	%	$	%
	(Dollars in thousands)
Real estate loans:
One-to-four family (1)	$63,232	57.43%	$61,113	53.04%	$62,138	50.80%
Multi-family	2,880	2.61	2,994	2.60	3,801	3.11
Construction and land	370	0.34	2,814	2.44	5,785	4.73
Commercial real estate	15,926	14.46	18,936	16.44	21,424	17.51
Total real estate loans	82,408	74.84	85,857	74.52	93,148	76.15
Consumer and other loans:
Home equity	26,923	24.45	28,250	24.52	27,530	22.51
Commercial	546	0.50	743	0.65	1,290	1.05
Other consumer	233	0.21	357	0.31	350	0.29
Total consumer and other loans	27,702	25.16	29,350	25.48	29,170	23.85
Total loans	110,110	100.00%	115,207	100.00%	122,318	100.00%

Less:
Loans in process	227		58		987
Net deferred loan origination fees (costs)	(38)		(26)		(17)
Allowance for loan losses	1,305		3,208		2,920
Total loans, net	$108,616		$111,967		$118,428

______
(1)           Includes $0, $506,000 and $0 in loans held for sale at September 30, 2011, 2010 and 2009, respectively.

Loan Maturity Table. The following table sets forth the contractual maturities of the Company’s loan portfolio at September 30, 2011. The table does not reflect anticipated prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities. Demand loans, loans having no stated schedule of payments and no stated maturity and overdrafts are shown as due in one year or less. Amounts shown are net of loans in process.

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(In thousands)
Real estate loans:
One-to-four family	$463	$1,067	$61,702	$63,232
Multi-family	—	—	2,880	2,880
Construction and land	98	—	45	143
Commercial real estate	122	3,164	12,640	15,926
Consumer and other loans:
Home equity	190	2,077	24,656	26,923
Commercial	199	194	153	546
Other consumer	12	99	122	233
Total	$1,084	$6,601	$102,198	$109,883

The following table sets forth as of September 30, 2011 the dollar amount of all loans due after September 30, 2012, according to rate type and loan category.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
One-to-four family	$31,648	$31,121	$62,769
Multi-family	—	2,880	2,880
Construction and land	—	45	45
Commercial real estate	3,370	12,434	15,804
Consumer and other loans:
Home equity	15,507	11,226	26,733
Commercial	194	153	347
Other consumer	180	41	221
Total	$50,899	$57,900	$108,799

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

The Company’s portfolio also includes mortgage loans on non-owner occupied one-to-four family residences. Such loans are generally offered with variable rates or balloons which typically adjust or mature, respectively, within 10 years. Renewal of balloon mortgage loans is based on the credit history as well as the current qualification of the borrower at the time of renewal. Loan origination fees on loans are generally 0% to 3% of the loan amount depending on the market rate and customer demand.  At September 30, 2011, the Bank’s one-to-four family mortgage portfolio included approximately $6.4 million in loans secured by non-owner-occupied residential properties.  Loans secured by non-owner-occupied property are generally considered to involve a higher degree of credit risk than the financing of owner-occupied properties since repayment may be affected by the continued receipt of rental income from such properties.

The Company generally retains adjustable and shorter-term, fixed-rate loans in its portfolio and sells qualifying longer-term fixed-rate loans to Fannie Mae pursuant to forward commitments and retains the servicing rights.  Generally, fixed-rate loans have a 10 to 40 year term to maturity. Non-conforming, fixed-rate loans are both retained in the Company’s portfolio and sold in the secondary market to private entities, servicing released. At September 30, 2011 there were no loans held for sale.  See “-- Loan Servicing, Purchases and Sales.”

Construction and Land Lending. The Company’s loan portfolio includes residential construction loans and loans secured by undeveloped land. Construction loans are classified as either pre-sold or speculative real estate loans at the time of origination, depending on whether a buyer is under contract of sale, and are generally limited to the counties within or surrounding the Company’s primary market areas.  Construction loans are made to local individuals for the purpose of constructing their single-family residence, to real estate builders or developers for the purpose of constructing residential housing or nonresidential structures or to business customers for owner-occupied use. Land loans are generally made to builders and developers for the purpose of constructing improvements thereon.  Under the Supervisory Agreement, the Bank may not make construction or land loans without prior written non-objection from the OCC, unless for the origination of one-to-four family construction loans secured by property in the Bank’s local leading area under binding sale contracts to an owner-occupant with permanent financing.

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

Commercial and Multi-Family Real Estate Loans and Commercial Business Loans.  Commercial real estate loans are permanent loans secured by improved property such as office buildings, churches, small business facilities and other non-residential buildings primarily in the Company’s primary market area.  Multi-family residential loans are permanent loans secured by residential buildings containing five or more units. Interest rates on commercial and multi-family loans are generally slightly higher than those offered on residential loans. Commercial and multi-family real estate loans are generally originated in amounts of up to 80% of the appraised value or purchase price of the mortgaged property (whichever is lower). The commercial and multi-family real estate loans in the Company’s portfolio generally consist of balloon or adjustable-rate loans which were originated at prevailing market rates.

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

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are secured by real property with a value that tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which is likely to be dependent upon the general economic environment).  Under the Supervisory Agreement, the Bank may not make commercial loans or non-residential real estate loans without prior written non-objection from the OCC.

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

Loans-to-One-Borrower Limit. Under federal law, a federal savings bank generally may not lend to one borrower in an amount greater than the higher of $500,000 or 15% of its unimpaired capital and surplus. At September 30, 2011, our legal loans-to-one-borrower limit was approximately $2.2 million.  During 2009, we reduced our internal loans-to-one-borrower limit to $1,000,000 going forward.

At September 30, 2011, our largest lending relationship was $1.6 million and consisted of two loans.  One of the loans has a $1.5 million balance and is secured by an owner-occupied, single-family residence.  The other loan, with a $69,000 balance, is secured by business assets.  Our next largest lending relationship was $1.5 million and consisted of a participation in a commercial real estate loan secured by a motel.  All such loans are current.

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

The Company generally underwrites fixed-rate, one-to-four family mortgage loans pursuant to Fannie Mae guidelines to facilitate sale in the secondary market. Fixed-rate mortgage loans may be sold with servicing retained. Non-conforming, fixed-rate loans may be sold in the secondary market to private entities, and the servicing of such loans is not retained. Commercial purpose loans or participations may be sold, generally to stay within loan-to-one-borrower limits and generally with servicing retained. During the year ended September 30, 2011, the Company sold $4.8 million of loans. The Company had no loans held-for-sale at September 30, 2011.  The Company recognized loan servicing fees of $37,000 for the year ended September 30, 2011. As of September 30, 2011, loans serviced for others totaled $14.8 million.

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

Loan Commitments. The Company issues written commitments to prospective borrowers on all approved mortgage loans, which generally expire within 30 days of the date of issuance. The Company charges a lock-in fee to lock in mortgage rates. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended up to 60 days. At September 30, 2011, the Company had $4.0 million of outstanding commitments to fund loans, $13.0 million of unused lines of credit, and $1.1 million in commitments to sell loans.

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

Non-Performing Assets. The following table sets forth information regarding non-performing loans and real estate owned, as of the dates indicated.

	At September 30,
	2011	2010	2009
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to-four family residential real estate	$209	$1,549	$1,978
Construction and land	—	2,286	3,255
Commercial real estate	335	688	1,581
Consumer and other loans:
Home equity	140	127	50
Other consumer	—	—	—
Total non-accrual loans	684	4,650	6,864
Accruing loans contractually past due 90 days or more:
Mortgage loans:
One-to-four family residential real estate	191	261	—
Consumer and other loans:
Home equity	—	—	—
Other consumer	—	—	—
Total accruing loans contractually past due 90 days or more	191	261	—
Total non-performing loans	875	4,911	6,864
Real estate owned	1,611	749	1,203
Other repossessed assets	—	—	—
Total non-performing assets	$2,486	$5,660	$8,067
Total non-performing loans to total loans, net	0.80%	4.26%	5.66%
Total non-performing loans to total assets	0.53%	2.95%	3.98%
Total non-performing assets to total assets	1.52%	3.39%	4.68%

As of September 30, 2011, non-accrual loans consist of six loans with balances ranging from $14,000 to $335,000, and include one loan totaling $335,000 that was restructured in a troubled debt restructuring.  This loan is collateralized by commercial real estate and is in foreclosure.  The remaining five non-accrual loans are in various stages of collection, workout and foreclosure.  Real estate owned consists of eight single-family properties of various types, with net book values ranging from $28,000 to $637,000.

For non-accrual loans outstanding at September 30, 2011 the Company would have recorded $36,000 in interest income for the year then ended, had the loans been current in accordance with their original terms.  Interest income of $12,000 on these loans was included in net income for the fiscal year.  Not included in the above table as of September 30, 2011 and 2010 are $1.6 million and $1.2 million, respectively, in loans that were restructured in a troubled debt restructuring and are performing in accordance with the modified terms.  At September 30, 2011, the Company had no other loans which are not disclosed in the non-performing or classified asset tables as to which known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present loan repayment terms.  Approximately $220,000 of the allowance for loan losses related to non-performing loans at September 30, 2011.

Classified Assets. Federal banking regulations require savings associations to evaluate and classify their assets on a regular basis in a manner consistent with the asset classification system used by

OCC examiners.  Under this classification system, problem assets are classified as “substandard,” “doubtful,” or “loss.”  An asset is considered substandard if it is inadequately protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Regulations also provide for a “special mention” category for assets that do not expose an institution to sufficient risk to warrant adverse classification, but have potential weaknesses that deserve management’s close attention.

When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance equal to 100% of that portion of the asset so classified or to charge off such amount. An association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by federal banking examiners, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover losses related to assets classified as substandard or doubtful or to cover risks of lending in general may be included as part of an institution’s regulatory capital, while specific allowances generally do not qualify as regulatory capital.

The following table sets forth the Company’s classified assets, net of specific allowances, in accordance with its classification system at the dates indicated:

	At September 30,
	2011	2010	2009
	(In thousands)

Special Mention	$6,060	$6,293	$4,695
Substandard	7,112	5,050	4,138
Doubtful	—	1,895	2,409
Loss	—	—	—
Total	$13,172	$13,238	$11,242

At September 30, 2011, substandard assets included $1.6 million in real estate owned and $5.5 million in loans.  $4.8 million of the substandard loans were performing.  The special mention assets of $6.1 million, all of which were performing, included a total of 20 loans at September 30, 2011.

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

The Company has used the same methodology in analyzing its allowance in each of the periods presented. In fiscal 2011 we adjusted and expanded our loan groups to improve the stratification based on risk and loss experience.  The allowance for loan losses was 1.19%, 2.79% and 2.41% of total loans outstanding at September 30, 2011, 2010 and 2009, respectively.

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

Activity in the Allowance for Loan Losses. The following table sets forth information with respect to activity in the Company’s allowance for loan losses for the periods indicated:

	Year Ended September 30,
	2011	2010	2009
	(Dollars in thousands)
Total loans outstanding(1)	$109,920	$115,175	$121,348
Average loans outstanding	$111,042	$115,304	$116,495
Allowance balances (at beginning of period)	$3,208	$2,920	$956
Provision for loan losses	(150)	1,100	3,245
Charge-offs:
One-to-four family	(958)	(475)	(806)
Construction and land	(1,063)	(171)	(278)
Commercial real estate	(66)	(162)	—
Commercial	(5)	—	(194)
Consumer	—	(4)	(3)
Total charge-offs	(2,092)	(812)	(1,281)
Recoveries	339	—	—
Net charge-offs	(1,753)	(812)	(1,281)
Allowance balance (at end of period)	$1,305	$3,208	$2,920
Allowance for loan losses as a percent of total loans outstanding	1.19%	2.79%	2.41%
Net charge-offs as a percentage of average loans outstanding	1.58%	0.70%	1.10%
__________
(1)	Excludes allowance for loan losses.

Allocation of the Allowance for Loan Losses. The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2011		2010		2009
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One-to-four family (1)	$695	82.05%	$1,273	77.61%	$1,323	73.90%
Multi-family	30	2.62	82	2.60	95	3.13
Construction and land	6	0.13	973	2.39	767	3.96
Commercial real estate	451	14.49	800	16.44	654	17.66
Commercial	17	0.50	20	0.65	32	1.06
Consumer	3	0.21	18	0.31	17	0.29
Unallocated	103	—	42	—	32	—
Total	$1,305	100.00%	$3,208	100.00%	$2,920	100.00%
________
(1)	Includes home equity loans.

During the year ended September 30, 2011, the allowance for loan losses decreased to $1.3 million from $3.2 million at September 30, 2010.  The amount of the allowance was determined in accordance with the Bank’s methodology and reflects a large amount of charge-offs in fiscal 2011 and a continued high level of classified loans, but a significant decrease in impaired and non-performing loans.  The allowance decreased as a result of $2.1 million in charge-offs for the year and a reversal of loan loss provisions of $150,000, partially offset by $339,000 in recoveries.  The charge-offs of $2.1 million in fiscal 2011 were recorded upon the writedown to fair value, less estimated costs to sell, of properties acquired through foreclosure or by deed in lieu of foreclosure and the charge-off of other balances deemed uncollectible.  $1.8 million of the charge-offs relates to two large non-performing loans that were resolved.  One loan for $1.7 million went to a sheriff’s sale and the property was acquired, with $1.1 million charged off upon the transfer to REO.  Another loan, with a balance of $800,000 was sold, with charge-off of $700,000.  The general valuation allowance decreased by $205,000 in fiscal 2011, while the specific allowance decreased by $1.7 million.

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

Investment Activities

The Bank is required to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the federal banking regulators during their regular examinations. The OCC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. At September 30, 2011, the Company had no securities of a single issuer, excluding U.S. government and agency securities, that exceeded 10% of stockholder’s equity.

Current regulatory and accounting guidelines regarding investment securities (including mortgage- backed securities) require us to categorize securities as “held to maturity,” “available for sale” or “trading.” As of September 30, 2011, we had securities classified as “held to maturity” and “available-for-sale” in the amount of $109,000 and $42.8 million, respectively, and had no securities classified as “trading.”  Securities classified as “available for sale” are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At September 30, 2011, our securities available for sale had an amortized cost of $41.5 million and market value of $42.8 million. The changes in market value in our available-for-sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available-for-sale do not affect our income nor does it affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At September 30, 2011, the Company’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) local municipal obligations; (iv) mortgage-backed securities; (v) banker’s acceptances; (vi) certificates of deposit; (vii) investment grade corporate bonds; and (viii) commercial paper. The Board of Directors may authorize additional investments.

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

	At September 30,
	2011	2010	2009
	(In thousands)
Investment securities held-to-maturity:
Mortgage-backed securities	$109	$127	$148
Total investment securities held-to-maturity	109	127	148
Investment securities available-for-sale:
U.S. government and agency securities	19,176	14,835	5,528
Fannie Mae stock	—	—	1
Mortgage-backed securities	23,642	25,758	35,889
Total investment securities available-for-sale	42,818	40,593	41,418
Total investment securities	$42,927	$40,720	$41,566

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Company’s investment and mortgage-backed securities portfolio at September 30, 2011.

	At September 30, 2011 (1)
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)
Investment securities held-to-maturity
Mortgage-backed securities	$—	—%	$13	3.52%	$24	4.52%	$72	2.96%	$109	3.37%	$113
Total investment securities held-to-maturity	—	—	13	3.52	24	4.52	72	2.96	109	3.37	113

Investment securities available-for-sale
U.S. government and agency securities	—	—	8,121	1.92	11,055	2.29	$—	—	19,176	2.13	19,176
Mortgage-backed securities	170	4.51	242	5.54	710	5.61	22,520	3.46	23,642	3.55	23,642
Total investment securities available-for-sale	170	4.51	8,363	2.02	11,765	2.49	22,520	3.46	42,818	2.92	42,818

Total investment securities	$170	4.51%	$8,376	2.03%	$11,789	2.49%	$22,592	3.46%	$42,927	2.92	$42,931

______________
(1)	The table does not include Fannie Mae stock, which is classified as available-for-sale. See “-- Investment Portfolio.”

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

Deposits. Consumer and commercial deposits are attracted principally from within the Company’s primary market area through the offering of a selection of deposit instruments including checking accounts, savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2011, the Company had no brokered deposits.

Certificates of Deposit. The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 2011.

Maturity Period	Certificates of Deposits
(In thousands)

Within three months	$5,324
Over three months through six months	2,253
Over six months through twelve months	1,315
Over twelve months	6,212
$15,104

Borrowings. The Bank may obtain advances from the Federal Home Loan Bank of New York (“FHLB”) to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Bank’s stock in the FHLB and a portion of the Bank’s mortgage loan and securities portfolios. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and maturity date.  The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2011, the Bank had $6.0 million of fixed-rate advances outstanding with a weighted average rate of 3.29% and contractual maturities ranging from three to five years.

The following table sets forth the maximum month-end balance and the average balance of short-term FHLB advances for the periods indicated. These borrowings were advanced against the overnight line of credit.

	At or for the Year Ended September 30,
	2011	2010	2009
	(Dollars in thousands)

Average balance outstanding	$932	$1,507	$3,571
Maximum balance at end of any month	$5,750	$7,075	$8,600
Balance outstanding at end of period	$—	$3,000	$—
Weighted average rate during period	0.39%	0.44%	0.57%
Weighted average rate at end of period	—%	0.41%	—%

Personnel

As of September 30, 2011, the Company had 29 full-time and 17 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

SUPERVISION AND REGULATION

Set forth below is a brief description of certain laws which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act is intended to affect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms. The Dodd-Frank Act has eliminated our long-time primary federal regulator and subjects savings and loan holding companies to greater regulation.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws. The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  Among the provisions that have affected or are likely to affect us are the following:

Elimination of OTS.  Effective July 21, 2011, the Dodd-Frank Act eliminated the OTS, which historically has been our primary federal regulator and the primary federal regulator of the Bank.  At that time, the primary federal regulator of the Company became the Board of Governors of the Federal Reserve System (the “Federal Reserve” or “FRB”), and the primary federal regulator for the Bank became the Office of the Comptroller of the Currency (“OCC”).  The Federal Reserve and OCC will generally have rulemaking, examination, supervision and oversight authority over our operations and the FDIC will retain secondary authority over the Bank.  The Federal Reserve and OCC have provided a list of the current regulations issued by the OTS that each will continue to apply.  OTS guidance, orders, interpretations, policies and similar items under which we and other savings and loan holding companies and federal savings associations operate will continue to remain in effect until they are superseded by new guidance and policies from the OCC or Federal Reserve.

Holding Company Capital Requirements.  Effective as of the transfer date, the Federal Reserve is authorized to establish capital requirements for savings and loan holding companies.  These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries. Within five years after enactment, the Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements that are no less stringent than those currently applied to depository institutions to depository institution holding companies that were not supervised by the Federal Reserve as of May 19, 2009.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets.

Federal Preemption.  A major benefit of the federal thrift charter has been the strong preemptive effect of the Home Owners’ Loan Act (“HOLA”), under which we are chartered.  Historically, the courts have interpreted the HOLA to “occupy the field” with respect to the operations of federal thrifts, leaving no room for conflicting state regulation. The Dodd-Frank Act, however, amends the HOLA to specifically provide that it does not occupy the field in any area of state law.  Henceforth, before these laws may be pre-empted, any preemption determination must be made in accordance with the standards applicable to national banks, which have themselves been scaled back to require case-by-case determinations of whether state consumer protection laws discriminate against national banks or interfere with the exercise of their powers.

Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. In addition, the Dodd-Frank Act eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

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

Corporate Governance. The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions. The new legislation also authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not.  The Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters. Under the implementing regulations adopted by the SEC, non-accelerated filers like the Company would not be required to hold the say-on-pay vote until 2013.

Prohibition Against Charter Conversions of Troubled Institutions.  Effective one year after enactment, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days.  The notice must include a plan to address the significant supervisory matter.  The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating thereto.

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

Debit Card Interchange Fees.  Effective July 21, 2011, the Dodd-Frank Act requires that the amount of any interchange fee charged by a debit card issuer with respect to a debit card transaction must be reasonable and proportional to the cost incurred by the issuer.  Within nine months of enactment, the Federal Reserve Board is required to establish standards for reasonable and proportional fees which may take into account the costs of preventing fraud.  Although the restrictions on interchange fees do not apply to banks like the Bank that, together with their affiliates, have assets of less than $10 billion, the Bank may be required to lower its interchange fees to stay competitive.

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

Regulation of the Bank

General.  As a federally chartered savings bank with deposits insured by the FDIC, the Bank is subject to extensive regulation by federal banking regulators.  This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses.  The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity, transactions with affiliates and community reinvestment.  Federal savings banks are also subject to reserve requirements imposed by the FRB.  Both state and federal law regulate a federal savings bank’s relationship with its depositors and borrowers, especially in such matters as the ownership of savings accounts and the form and content of the bank’s mortgage documents.

As a result of the Dodd-Frank Act, the OCC assumed principal regulatory responsibility for federal savings banks from the OTS effective July 21, 2011. Under the Dodd-Frank Act, all existing OTS guidance, orders, interpretations, procedures and other advisories in effect prior to that date will continue in effect and shall be enforceable by or against the OCC until modified, terminated, set aside or superseded by the OCC in accordance with applicable law.  The OCC has adopted most of the substantive OTS regulations on an interim final basis.

The Bank must file reports with the OCC concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions.  The OCC will regularly examine the Bank and prepares reports to the Bank’s Board of Directors on deficiencies, if any, found in its operations. The OCC will have substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the Comptroller of the Currency to take enforcement action with respect to a particular federally chartered savings bank and, if the Comptroller does not take action, the FDIC has authority to take such action under certain circumstances.

Federal Deposit Insurance.   The Bank’s deposits are insured to applicable limits by the FDIC.  Under the Dodd-Frank Act, the maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 and unlimited deposit insurance has been extended to non-interest-bearing transaction accounts until December 31, 2012.  Prior to the Dodd-Frank Act, the FDIC had established a Temporary Liquidity Guarantee Program under which, for the payment of an additional assessment by insured banks that did not opt out, the FDIC fully guaranteed all non-interest-bearing transaction accounts until December 31, 2010 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009, with the FDIC’s guarantee expiring by December 31, 2012 (the “Debt Guarantee Program”).  The Company and the Bank opted out of the Debt Guarantee Program.  The Bank did not opt out of the original Transaction Account Guarantee Program or its extensions.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and, until 2009, were assessed for deposit insurance at an annual rate of between five and seven basis points of insured deposits with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to adjusted assets.  The assessment rate could be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10%.  Reciprocal deposit arrangements like CDARS® were treated as brokered deposits for Risk Category II, III and IV institutions but not for institutions in Risk Category I.  An institution’s base assessment rate could also be increased if an institution’s ratio of secured liabilities (including FHLB advances and repurchase agreements) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment could not increase an institution’s base assessment rate by more than 50%.

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

The Dodd-Frank Act requires the FDIC to take such steps as are necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020.  In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.  The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled for 2011 regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.  Pursuant to the new restoration plan, the FDIC has forgone the 3 basis point increase in assessments  that was scheduled to take effect on January 1, 2011.

The FDIC has adopted new assessment regulations that redefine the assessment base as average consolidated assets less average tangible equity.  Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks may use weekly averages.  In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets would be reduced by goodwill and other intangibles.  Average tangible equity will equal Tier 1 capital. For institutions with more than $1.0 billion in assets average tangible equity will be calculated on a monthly basis while smaller institutions may use the quarter-end balance.  Beginning April 1, 2011, the base assessment rate for insured institutions in Risk Category I will range between 5 to 9 basis points and for institutions in Risk Categories II, III, and IV will be 14, 23 and 35 basis points, respectively.  An institution’s assessment rate will be reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Risk Categories are eliminated for institutions with more than $10 billion in assets, which will be assessed at a base rate between 5 and 35 basis points.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged 0.00925% of insured deposits on an annualized basis in fiscal year 2011.  These assessments will continue until the FICO bonds mature in 2017.

Regulatory Capital Requirements.  Under the Home Owners’ Loan Act, savings institutions are required to meet three minimum capital standards: (1) tangible capital equal to 1.5% of adjusted total assets, (2) “Tier 1” or “core” capital equal to at least 4% of adjusted total assets and (3) risk-based capital equal to 8% of total risk-weighted assets.  In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well and has the authority to establish higher capital requirements for individual institutions where necessary.

In addition, the OCC may require that a savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% take certain action to increase its capital ratios. If the savings institution’s capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the OCC may restrict its activities.

For purposes of these capital regulations, tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights.  Tier 1 or core capital is defined as common stockholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries and certain non-withdrawable accounts and pledged deposits of mutual savings banks.  The Bank does not have any non-withdrawable accounts or pledged deposits.  Tier 1 and core capital are reduced by an institution’s intangible assets, with limited exceptions for certain mortgage and non-mortgage servicing rights and purchased credit card relationships.  Both core and tangible capital are further reduced by an amount equal to the savings institution’s debt and equity investments in “non-includable” subsidiaries engaged in activities not permissible for national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Total risk-based capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt and intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses and up to 45% of unrealized gains on equity securities.  The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets.  Overall, supplementary capital is limited to 100% of core capital.  For purposes of determining total risk-based capital, a savings institution’s capital is reduced by the amount of capital instruments held in other depository institutions pursuant to reciprocal arrangements and by the amount of the institution’s equity investments (other than those deducted from core and tangible capital).

A savings institution’s risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance-sheet item after being multiplied by an assigned risk weight.  These risk weights generally range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans and certain other assets.

Dividend and Other Capital Distribution Limitations.  Federal regulations impose various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.  A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file notice with the FRB and an application or a notice with the OCC at least thirty days before making a capital distribution, such as paying a dividend to the Company.  A savings institution must file an application with the OCC for prior approval of a capital distribution if: (i) it is not eligible for expedited treatment under the applications processing rules; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution’s net income for that year to date plus the institution’s retained net income for the preceding two years; (iii) it would not be adequately capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the OCC or applicable regulations.  The FRB may disapprove a notice and the OCC may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation, enforcement action or agreement or condition imposed in connection with an application.

Qualified Thrift Lender Test.  Federal savings institutions must meet a qualified thrift lender test or they become subject to the business activity restrictions and branching rules applicable to national banks. Under the Dodd-Frank Act, a savings institution that fails to satisfy the qualified thrift lender test will be deemed to have violated Section 5 of the Home Owners’ Loan Act.  To qualify as a qualified thrift lender, a savings institution must either (i) be deemed a “domestic building and loan association” under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory qualified thrift lender test set forth in the Home Owners’ Loan Act by maintaining at least 65% of its portfolio assets in qualified thrift investments (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans). For purposes of the statutory qualified thrift lender test, portfolio assets are defined as total assets minus goodwill and other intangible assets, the value of property used by the institution in conducting its business and specified liquid assets up to 20% of total assets.  A savings institution must maintain its status as a qualified thrift lender on a monthly basis in at least nine out of every twelve months.

A savings bank that fails the qualified thrift lender test and does not convert to a bank charter generally will be prohibited from:  (1) engaging in any new activity not permissible for a national bank; (2) paying dividends not permissible under national bank regulations; and (3) establishing any new branch office in a location not permissible for a national bank in the institution’s home state.  In addition, if the institution does not requalify under the qualified thrift lender test within three years after failing the test, the institution would be prohibited from engaging in any activity not permissible for a national bank and would have to repay any outstanding advances from the FHLB as promptly as possible.

Community Reinvestment Act (“CRA”).  Under the CRA, every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community.  The CRA requires the OCC to assess the depository institution’s record of meeting the credit needs of its community and to consider such record in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank.  The OCC may use an unsatisfactory CRA examination rating as the basis for the denial of an application.  The Bank received an outstanding CRA rating in its most recent CRA examination.

Federal Home Loan Bank System.   The Bank is a member of the FHLB of New York, which is one of twelve regional Federal Home Loan Banks.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB.

As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the sum of 0.2% of its mortgage-related assets and 4.5% of outstanding FHLB advances. The FHLB imposes various limitations on advances such as limiting the amount of certain types of advances to 30% of a member’s assets.

The USA Patriot Act.  The Bank is subject to regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act.  The USA Patriot Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA Patriot Act and the related regulations impose the following requirements with respect to financial institutions:

•
Establishment of anti-money laundering programs that include, at minimum: (i) internal policies, procedures and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•
Establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period.

•	Establishment of appropriate, specific and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

•
Prohibitions on establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country) and compliance with certain record keeping obligations with respect to correspondent accounts of foreign banks.

Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Regulation of the Company

General.   The Company is a savings and loan holding company within the meaning of Section 10 of the Home Owners’ Loan Act.  As a result of the Dodd-Frank Act, it is now required to file reports with the FRB and is subject to regulation and examination by the FRB, as successor to the OTS.  The Company must also obtain regulatory approval from the FRB before engaging in certain transactions, such as mergers with or acquisitions of other financial institutions.  In addition, the FRB has enforcement authority over the Company and any non-savings institution subsidiaries.  This permits the FRB to restrict or prohibit activities that it determines to be a serious risk to the Bank.  This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

The FRB has indicated that, to the greatest extent possible taking into account any unique characteristics of savings and loan holding companies and the requirements of the Home Owners’ Loan Act, it intends to apply its current supervisory approach to the supervision of bank holding companies to savings and loan holding companies.  The stated objective of the FRB will be to ensure the savings and loan holding company and its non-depository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the safety and soundness of, the subsidiary depository institutions.  The FRB has generally adopted the substantive provisions of OTS regulations governing savings and loan holding companies on an interim final basis with certain modifications as discussed below.

Activities Restrictions.  As a savings and loan holding company, the Company is subject to statutory and regulatory restrictions on its business activities.  The non-banking activities of the Company and its non-savings institution subsidiaries are restricted to certain activities specified by FRB regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987 and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 or authorized for financial holding companies pursuant to the Gramm-Leach-Bliley Act.  Before engaging in any non-banking activity or acquiring a company engaged in any such activities, the Company must file with the FRB either a prior notice or (in the case of non-banking activities permissible for bank holding companies) an application regarding its planned activity or acquisition.  Under the Dodd-Frank Act, a savings and loan holding company may only engage in activities authorized for financial holding companies if they meet all of the criteria to qualify as a financial holding company.  Accordingly, the FRB will require savings and loan holding companies to elect to be treated as financial holding companies in order to engage in financial holding company activities.  In order to make such an election, the savings and loan holding company and its depository institution subsidiaries must be well capitalized and well managed.

Mergers and Acquisitions.  The Company must obtain approval from the FRB before acquiring, directly or indirectly, more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation, or purchase of its assets.  Federal law also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by federal law; or acquiring or retaining control of a depository institution that is not insured by the FDIC.  In evaluating an application for the Company to acquire control of a savings institution, the FRB would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company.  An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or as otherwise defined by the FRB.  Under the Change in Bank Control Act, the FRB has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control is then subject to regulation as a savings and loan holding company.

Holding Company Capital Requirements.  Effective as of the transfer date, the FRB will be authorized to establish capital requirements for savings and loan holding companies.  These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries. Within five years after enactment, the Dodd-Frank Act requires the FRB to apply consolidated capital requirements that are no less stringent than those currently applied to depository institutions to depository institution holding companies that were not supervised by the FRB as of May 19, 2009.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets.

The FRB stated that it is considering applying the same consolidated risk-based and leverage capital requirements to savings and loan holding companies as those applied to bank holding companies under Basel III to the extent reasonable and feasible taking into consideration the unique characteristics of savings and loan holding companies and requirements of the Home Owners’ Loan Act.  The FRB expects these rules to be finalized in 2012 and implementation to begin in 2013.

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Property

The following table sets forth the location of our main office and branch offices, the year the offices were opened, the net book value of each office and per branch deposits at each office.

	Year Facility Opened	Leased or Owned	Net Book Value at September 30, 2011	Branch Deposits at September 30, 2011
			(In thousands)
Main Office Route 130 South and Delaware Avenue Roebling, NJ 08554	1964	Owned	$673	$47,492
Village Office 34 Main Street Roebling, NJ 08554	1922	Owned	12	25,108
New Egypt Office 8 Jacobstown Road New Egypt, NJ 08533	1998	Owned	731	35,056
Westampton Office 1934 Rt. 541/Burlington-Mt.Holly Road Westampton, NJ 08060	2005	Leased (1)	36	19,634
Delran Office 3104 Bridgeboro Road Delran, NJ 08075	2006	Owned	1,707	11,929

________
(1)	Lease had an initial term of five years and was extended for an additional five year period.

Item 3. Legal Proceedings

Roebling Financial Corp, Inc. and its subsidiaries, from time to time, are a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Roebling Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Roebling Bank. There were no lawsuits pending or known to be contemplated against us at September 30, 2011 that would have a material effect on our operations or income.

Item 4.  [RESERVED]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market for Common Equity. The information contained under the section captioned “Stock Market Information” of the Company’s Annual Report to Stockholders for the fiscal year ended September 30, 2011 (the “Annual Report”) is incorporated herein by reference. During the period under report, the Registrant did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)           Use of Proceeds. Not applicable.

(c)           Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs*

July 1 through 31, 2011	—	$—	—	63,412
August 1 through 31, 2011	2,550 **	4.50	—	63,412
September 1 through 30, 2011	—	—	—	63,412
Total	2,550	$4.50	—

*	The Company announced the repurchase of up to approximately 85,500 shares on December 13, 2005 and 47,000 shares for the RSP on January 31, 2006.
**	Represents shares purchased for the Deferred Compensation Plan.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures. The Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Proxy Statement for the 2012 Annual Meeting (the “Proxy Statement”) contained under the sections captioned “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal I - Election of Directors,”  “- Business Experience and Qualifications of Directors,” and “- Business Background of Our Executive Officers Who Are Not Directors.”  The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer. A copy of the Company’s Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, Roebling Financial Corp, Inc., Route 130 South and Delaware Avenue, Roebling, New Jersey  08554.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of September 30, 2011 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders
1999 Stock Option Plan	28,600	$12.725	—
2006 Stock Option Plan	74,642	10.730	16,434
1999 Restricted Stock Plan	1,265	—	1,909
2006 Restricted Stock Plan	1,531	—	19,495

Equity compensation plans not approved by shareholders (1)	—	—	—
TOTAL	106,038	$11.283	37,838

_______
(1)	Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement contained under the sections captioned “Related Party Transactions” and “Corporate Governance.”

Item 14.  Principal Accounting Fees and Services

The information set forth under the caption “Proposal II - Ratification of Appointment of Independent Public Accountants” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)           The following documents are filed as part of this report:

(1)            The consolidated statements of financial condition of Roebling Financial Corp, Inc. as of September 30, 2011 and 2010 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2011, together with the related notes and the report of Fontanella and Babitts, independent registered public accounting firm, thereon are incorporated herein by reference from the Annual Report.

(2)            Schedules omitted as they are not applicable.

(3)            The following exhibits are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference:

Number	Description

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.1†	Directors’ Consultation and Retirement Plan*******
10.2†	Roebling Bank Stock Option Plan****
10.3†	Roebling Bank Restricted Stock Plan****
10.4†	Employment Agreement between Janice A. Summers and Roebling Bank********
10.5†	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.6†	Roebling Bank 2006 Restricted Stock Plan*****
10.7†	Directors Change in Control Severance Plan ******
10.8†	Directors Deferred Compensation Agreement between John J. Ferry and Roebling Bank*******
10.9†	Directors Deferred Compensation Agreement between George N. Nyikita and Roebling Bank*******
10.10†	Directors Deferred Compensation Agreement between Mark V. Dimon and Roebling Bank********
10.11	Supervisory Agreement, dated June 17, 2009*********
13	2011 Annual Report to Shareholders
21	Subsidiaries
23	Consent of Independent Auditors
31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Schema Document ‡
101.CAL‡	XBRL Calculation Linkbase Document
101.LAB‡	XBRL Labels Linkbase Document
101.PRE‡	XBRL Presentation Linkbase Document
101.DEF‡	XBRL Definition Linkbase Document
_________
†	Management contract or compensatory plan or arrangement.
‡
Submitted as Exhibits 101 to this Annual Report on Form 10-K are documents formatted in XBRL (Extensible Business Reporting Language).  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 23, 2011.

ROEBLING FINANCIAL CORP, INC.
/s/ Janice A. Summers
	By:	Janice A. Summers Acting President (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John J. Ferry		/s/ Janice A. Summer
John J. Ferry Director and Chairman of the Board		Janice A. Summers Acting President, Chief Operating Officer and Chief Financial Officer (Principal Executive Officer and Financial Officer)
Date: December 23, 2011		Date: December 23, 2011

/s/ George Nyikita		/s/ Mark V. Dimon
George Nyikita Director		Mark V. Dimon Director and Treasurer
Date: December 23, 2011		Date: December 23, 2011

/s/ Robert R. Semptimphelter, Sr.		/s/ Joan K. Geary
Robert R. Semptimphelter, Sr. Director		Joan K. Geary Director and Secretary
Date: December 23, 2011		Date: December 23, 2011

/s/ John A. LaVecchia
John A. LaVecchia Director and Vice Chairman
Date: December 23, 2011