Form 10-Q
period 2011-12-31
Roebling Financial Corp, Inc.
filed 2012-02-10
CIK 1293283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 10, 2012

Class	Outstanding
$.10 par value common stock	1,686,527 shares

ROEBLING FINANCIAL CORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2011

INDEX

		Page Number
PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.
Item 1.	Consolidated Financial Statements and Notes Thereto	1-15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20-21

SIGNATURES		22

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share and per share data)
	December 31,	September 30,
	2011	2011

Assets

Cash and due from banks	$842	$747
Interest-bearing deposits	2,678	3,081
Total cash and cash equivalents	3,520	3,828

Securities available for sale	42,452	42,818
Securities held to maturity	106	109
Loans receivable, net	110,121	108,616
Real estate owned	1,286	1,611
Accrued interest receivable	525	516
Federal Home Loan Bank of New York stock, at cost	759	545
Premises and equipment	3,137	3,159
Other assets	2,535	2,666
Total assets	$164,441	$163,868

Liabilities and Stockholders' Equity

Liabilities

Deposits	$134,770	$139,219
Borrowed funds	10,755	6,000
Advances from borrowers for taxes and insurance	573	525
Other liabilities	1,592	1,494
Total liabilities	147,690	147,238

Stockholders' equity

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized;
none issued	-	-
Common stock; $0.10 par value; 20,000,000 shares authorized;
1,718,473 issued	172	172
Additional paid-in-capital	10,309	10,314
Treasury stock; 31,946 shares, at cost	(190)	(190)
Unallocated employee stock ownership plan shares	(214)	(233)
Unallocated restricted stock plan shares	(98)	(87)
Deferred compensation obligation	285	285
Stock purchased for deferred compensation plan	(285)	(285)
Retained earnings - substantially restricted	6,049	5,942
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of tax	818	810
Defined benefit plan, net of tax	(95)	(98)
Total stockholders' equity	16,751	16,630

Total liabilities and stockholders' equity	$164,441	$163,868

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)
	For the Three Months Ended
	December 31,
	2011	2010

Interest income:
Loans receivable	$1,341	$1,436
Securities	293	324
Other interest-earning assets	7	13
Total interest income	1,641	1,773

Interest expense:
Deposits	341	422
Borrowed funds	49	55
Total interest expense	390	477

Net interest income before provision for loan losses	1,251	1,296
Provision for loan losses	0	50
Net interest income after provision for loan losses	1,251	1,246

Non-interest income:
Loan fees	18	22
Account servicing and other	99	100
Gain on sale of loans	7	8
Total non-interest income	124	130

Non-interest expense:
Compensation and benefits	562	579
Occupancy and equipment	118	119
Service bureau and data processing	141	129
Federal deposit insurance premiums	55	81
Real estate owned expense, net	108	18
Other expense	225	230
Total non-interest expense	1,209	1,156

Income before income tax	166	220
Income tax	59	81
Net income	107	139

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale, net of tax	8	(241)
Adjustment to minimum pension liability	3	3
Comprehensive income (loss)	$118	$(99)

Earnings per common share:
Basic	$0.06	$0.08
Diluted	$0.06	$0.08

Weighted average number of shares outstanding:
Basic	1,660	1,651
Diluted	1,660	1,651

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)
							Common		Accumulated
		Additional		Unallocated	Unallocated	Deferred	Stock for		Other
	Common	Paid-in	Treasury	ESOP	RSP	Compensation	Deferred	Retained	Comprehensive
	Stock	Capital	Stock	Shares	Shares	Obligation	Compensation	Earnings	Income	Total

Balance at September 30, 2011	$172	$10,314	$(190)	$(233)	$(87)	$285	$(285)	$5,942	$712	$16,630

Net income for the three months
ended December 31, 2011	-	-	-	-	-	-	-	107	-	107

Amortization of ESOP shares	-	(12)	-	19	-	-	-	-	-	7

Change in unrealized gain on
securities available for sale,
net of tax	-	-	-	-	-	-	-	-	8	8

Allocation of RSP shares	-	10	-	-	(11)	-	-	-	-	(1)

Tax expense of stock benefit plans	-	(3)	-	-	-	-	-	-	-	(3)

Adjustment to mimimum pension
liability, net of tax	-	-	-	-	-	-	-	-	3	3

Balance at December 31, 2011	$172	$10,309	$(190)	$(214)	$(98)	$285	$(285)	$6,049	$723	$16,751

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)
	For the Three Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$107	$139
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation	28	32
Amortization of premiums and discounts, net	13	11
Amortization of deferred loan fees and costs, net	2	5
Provision for loan losses	-	50
Provision for losses on real estate owned	95	11
Gain on sale of real estate owned, net	(2)	(2)
Originations of loans held for sale, net of repayments	(1,637)	(2,641)
Gain on sale of loans	(7)	(8)
Proceeds from sale of loans held for sale	1,644	3,155
Gain on disposition of premises and equipment	(4)	-
Decrease (increase) in other assets	125	(544)
Increase in accrued interest receivable	(9)	(21)
Increase in other liabilities	100	133
Amortization/allocation of ESOP and RSP	6	11
Increase in deferred compensation stock obligation	-	21
Net cash provided by operating activities	461	352

Cash flows from investing activities:
Purchase of securities available for sale	(6,021)	(5,029)
Proceeds from payments and maturities of securities available for sale	6,387	3,598
Proceeds from payments and maturities of securities held to maturity	3	3
Loan payments (disbursements), net	(1,522)	(911)
Proceeds from sale of real estate owned	246	516
(Purchase) redemption of Federal Home Loan Bank stock	(214)	45
Purchase of premises and equipment	(6)	(1)
Proceeds from sale of premises and equipment	4	-
Net cash used in investing activities	(1,123)	(1,779)

Cash flows from financing activities:
Net decrease in deposits	(4,449)	(576)
Net increase in short-term borrowed funds	5,755	-
Repayment of long-term borrowed funds	(1,000)	(1,000)
Increase in advance payments by borrowers for taxes
and insurance	48	48
Purchase of common shares for deferred compensation plan	-	(21)
Net cash provided by (used in) financing activities	354	(1,549)

Net decrease in cash and cash equivalents	(308)	(2,976)
Cash and cash equivalents at beginning of period	3,828	6,019
Cash and cash equivalents at end of period	$3,520	$3,043

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$390	$477
Income taxes	-	31

Transfers to real estate owned	14	128
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

The results of operations for the three months ended December 31, 2011, are not necessarily indicative of the results to be expected for the year ending September 30, 2012, or any other future interim period.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2011 included in the Company’s Annual Report on Form 10-K.

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

The following is a summary of the Company’s earnings per share calculations:

	Three Months Ended
	December 31,
	2011	2010

Net income (loss)	$107,018	$139,198

Weighted average common shares
outstanding for computation of
basic EPS (1)	1,660,220	1,651,069

Common-equivalent shares due to
the dilutive effect of stock options
and RSP awards	-	-

Weighted-average common shares
for computation of diluted EPS	1,660,220	1,651,069

Earnings (loss) per common share:
Basic	$0.06	$0.08
Diluted	0.06	0.08

(1) Excludes unallocated ESOP shares

NOTE 3 – SECURITIES AVAILABLE FOR SALE

	December 31, 2011
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U.S. Government and Agency Securities:
Due within one year	$1,000,000	$9,160	$-	$1,009,160
Due after one year through five years	7,000,000	125,420	-	7,125,420
Due after five years through ten years	12,018,752	95,678	-	12,114,430

Marketable Equity Securities	2,888	-	2,808	80

Residential Mortgage-backed Securities	21,067,559	1,134,945	-	22,202,504

	$41,089,199	$1,365,203	$2,808	$42,451,594

	September 30, 2011
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U.S. Government and Agency Securities:
Due after one year through five years	$8,000,000	$120,410	$-	$8,120,410
Due after five years through ten years	10,997,704	58,196	930	11,054,970

Marketable Equity Securities	2,888	-	2,792	96

Residential Mortgage-backed Securities	22,467,391	1,175,179	450	23,642,120

	$41,467,983	$1,353,785	$4,172	$42,817,596

There were no sales of investment securities or mortgage-backed securities during the three months ended December 31, 2011.

The following table provides a summary of securities available for sale which were in an unrealized loss position at December 31, 2011 and September 30, 2011.  Approximately $2,800 or 100% and $2,800 or 67% of the unrealized loss as of December 31, 2011 and September 30, 2011, respectively, was comprised of securities in a continuous loss position for twelve months or more.  Unrealized losses on government and agency and mortgage-backed debt securities are caused primarily by changes in market interest rates.  The Company does not intend to sell these securities and it is not likely that we would be required to sell them before recovery of the amortized cost basis.
	December 31, 2011
	Under One Year		One Year or More

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

Marketable Equity Securities	$-	$-	$80	$2,808

Total available for sale	$-	$-	$80	$2,808

	September 30, 2011
	Under One Year		One Year or More

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. Government and Agency Securities	$999,070	$930	$-	$-
Marketable Equity Securities	-	-	96	2,792
Residential Mortgage-backed Securities	1,026,552	450	-	-

Total available for sale	$2,025,622	$1,380	$96	$2,792

NOTE 4 – SECURITIES HELD TO MATURITY

	December 31,	September 30,
	2011	2011

Residential Mortgage-backed Securities:
Amortized cost	$105,800	$109,236
Gross unrealized gains	3,153	3,424
Gross unrealized losses	-	-

Estimated fair value	$108,953	$112,660

NOTE 5 – LOANS RECEIVABLE, NET

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

The following table reflects the aging and accrual status of our loan portfolio by portfolio segment and class as of December 31 and September 30, 2011:
	Past Due					Total
	30-59	60-89	90+			Loans		90+ and
December 31, 2011	Days	Days	Days	Total	Current	Receivable	Non-accrual	Accruing
				(In thousands)
Residential:
Mortgage	$498	$-	$245	$743	$57,269	$58,012	$307	$-
Home equity	77	-	292	369	26,660	27,029	292	-
Commercial purpose	36	-	526	562	25,609	26,171	335	191
Consumer:
Account loans	-	-	-	-	43	43	-	-
Unsecured	-	-	-	-	94	94	-	-
Other	-	-	-	-	46	46	-	-
	$611	$-	$1,063	$1,674	$109,721	$111,395	$934	$191

	Past Due					Total
	30-59	60-89	90+			Loans		90+ and
September 30, 2011	Days	Days	Days	Total	Current	Receivable	Non-accrual	Accruing
				(In thousands)
Residential:
Mortgage	$36	$-	$209	$245	$55,882	$56,127	$209	$-
Home equity	91	72	140	303	26,620	26,923	140	-
Commercial purpose	-	-	526	526	26,073	26,599	335	191
Consumer:
Account loans	-	-	-	-	47	47	-	-
Unsecured	-	-	-	-	79	79	-	-
Other	36	-	-	36	71	107	-	-
	$163	$72	$875	$1,110	$108,772	$109,882	$684	$191

One of the primary methods we use as an indicator of the credit quality of our residential and commercial purpose portfolios is the regulatory classification system, along with impaired loan determinations.  For the consumer portfolio segment, payment performance is our primary indicator of credit quality.  The following table reflects the credit quality indicators by portfolio segment and class, as of December 31 and September 30, 2011:

Credit Risk Profile by Classification:
	Residential Mortgage		Home Equity		Commercial Purpose
(In thousands)	December 31	September 30	December 31	September 30	December 31	September 30

Pass	$55,721	$54,389	$26,586	$26,590	$16,797	$16,896
Special mention	2,046	1,493	151	193	4,344	4,374
Substandard	245	245	292	140	4,797	5,116
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	233	213
Total	$58,012	$56,127	$27,029	$26,923	$26,171	$26,599

Credit Risk Profile by Performance:
	Consumer
	Account Loans		Consumer Unsecured		Other Consumer
(In thousands)	December 31	September 30	December 31	September 30	December 31	September 30

Performing	$43	$47	$94	$79	$46	$107
Non-performing	-	-	-	-	-	-
Total	$43	$47	$94	$79	$46	$107

Additional information about impaired loans, by portfolio segment and class is as follows:

	As of December 31, 2011			As of September 30, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance

With no related allowance:
Residential
Mortgage	$-	$-	$-	$-	$-	$-
Home equity	126	126	-	140	140	-
Commercial purpose	1,277	1,277	-	1,441	1,441	-
	1,403	1,403	-	1,581	1,581	-

With a related allowance:
Residential
Mortgage	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Commercial purpose	506	506	233	507	507	213
	506	506	233	507	507	213

Total:
Residential
Mortgage	-	-	-	-	-	-
Home equity	126	126	-	140	140	-
Commercial purpose	1,783	1,783	233	1,948	1,948	213
Total impaired	$1,909	$1,909	$233	$2,088	$2,088	$213

	For the Three Months Ended		For the Three Months Ended
	December 31, 2011		December 31, 2010
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized

With no related allowance:
Residential
Mortgage	$-	$-	$32	$-
Home equity	136	-	33	-
Commercial purpose	1,360	22	1,221	2
	1,496	22	1,286	2

With a related allowance:
Residential
Mortgage	-	-	673	-
Home equity	-	-	-	-
Commercial purpose	506	2	2,971	2
	506	2	3,644	2

Total:
Residential
Mortgage	-	-	705	-
Home equity	136	-	33	-
Commercial purpose	1,866	24	4,192	4
Total impaired	$2,002	$24	$4,930	$4

An analysis of the allowance for loan losses and the related loans receivable balances at or for the three months ended December 31, 2011 and 2010 is as follows:

		Commercial
	Residential	Purpose	Consumer	Unallocated	Total
December 31, 2011	(In thousands)

Allowance for loan losses:

Beginning balance	$216	$982	$3	$103	$1,304
Provision for loan losses	5	5	-	(10)	-
Charge-offs	-	-	-	-	-
Recoveries	-	3	-	-	3
Ending Balance	$221	$990	$3	$93	$1,307

Ending balance, allowance for loan losses:

Loans individually evaluated for impairment	$-	$233	$-	$-	$233
Loans collectively evaluated for impairment	221	757	3	93	1,074
Total	$221	$990	$3	$93	$1,307

Related loan receivable balance:

Loans individually evaluated for impairment	$126	$1,783	$-		$1,909
Loans collectively evaluated for impairment	84,915	24,388	183		109,486
Total	$85,041	$26,171	$183		$111,395

		Commercial
	Residential	Purpose	Consumer	Unallocated	Total
December 31, 2010	(In thousands)

Allowance for loan loss activity:

Beginning balance	$484	$2,664	$18	$42	$3,208
Provision for loan losses	1	86	(1)	(36)	50
Charge-offs	-	(71)	-	-	(71)
Recoveries	-	-	-	-	-
Ending Balance	$485	$2,679	$17	$6	$3,187

Ending balance, allowance for loan losses:

Loans individually evaluated for impairment	$83	$1,854	$-	$-	$1,937
Loans collectively evaluated for impairment	402	825	17	6	1,250
Total	$485	$2,679	$17	$6	$3,187

Related loan receivable balance:

Loans individually evaluated for impairment	$735	$3,935	$-		$4,670
Loans collectively evaluated for impairment	82,322	28,023	337		110,682
Total	$83,057	$31,958	$337		$115,352

NOTE 6 – BENEFIT PLANS

Stock Option Plan

The Company has stock option plans (“Plans”) which authorize the issuance of up to 168,746 shares upon the exercise of stock options that may be awarded to officers, directors, key employees, and other persons providing services to the Company.  Shares issued on the exercise of options may be authorized but unissued shares, treasury shares or shares acquired on the open market.  The options granted under the Plans constitute either Incentive Stock Options or Non-Incentive Stock Options.  The options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant and expire not more than 10 years after the date of grant.  At December 31, 2011, there were 16,434 shares remaining for future option awards.

There was no activity under the Plans for the three months ended December 31, 2011.  The following table summarizes all options outstanding as of December 31, 2011, all of which are exercisable:

Weighted Average
Number	Exercise	Remaining
of Shares	Price	Contractual Life

54,642	$ 10.000	4.1 years
48,600	12.725	4.7 years

103,242	$ 11.283	4.4 years

No stock option expense was recorded in the three months ended December 31, 2011 or 2010 because all options were previously fully vested.

Restricted Stock Plan

The Company has restricted stock plans (“Plans”) which provide for the award of shares of restricted stock to directors, officers and employees.  The Plans provide for the purchase of 67,496 shares of common stock in the open market to fund such awards.  All of the Common Stock to be purchased by the Plans is purchased at the fair market value on the date of purchase.  Awards under the Plans are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company’s Board of Directors and as a means of providing a further retention incentive.  Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant.  Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date.  As of December 31, 2011, there were 22,448 shares remaining for future awards.  Compensation expense for the Plans was approximately $300 and $4,600, respectively, for the three months ended December 31, 2011 and 2010, respectively.

The following table summarizes changes in unvested shares for the three months ended December 31, 2011:
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Outstanding September 30, 2011	2,796	$6.948
Granted	-	-
Vested	(1,195)	8.553
Forfeited	(1,044)	5.750

Outstanding December 31, 2011	557	$5.750

Employee Stock Ownership Plan

Effective upon the consummation of the Bank’s initial stock offering, an Employee Stock Ownership Plan ("ESOP") was established for all eligible employees who have completed a twelve-month period of employment with the Bank and at least 1,000 hours of service, and have attained the age of 21.  The ESOP used $156,800 in proceeds from a term loan to purchase 62,149 shares of Bank common stock during the stock offering.  In fiscal 2004, the ESOP purchased 72,861 shares of common stock in the second-step conversion with the proceeds of a $776,000 loan from the Company, which has a 10-year term and an interest rate of 4.75%.  $47,000 of the proceeds was used to payoff the prior outstanding debt.

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

The ESOP is accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 718.  The ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition.  As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $7,400 and $9,700 for the three months ended December 31, 2011 and 2010, respectively.

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2011
Securities available for sale:
U.S. government and agency securities	$-	$20,249	$-	$20,249
Mortgage-backed securities	-	22,203	-	22,203

September 30, 2011
Securities available for sale:
U.S. government and agency securities	$-	$19,175	$-	$19,175
Mortgage-backed securities	-	23,642	-	23,642

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy level, are summarized below:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2011
Impaired loans	$-	$-	$273	$273
Real estate owned	-	-	1,286	1,286

September 30, 2011
Impaired loans	$-	$-	$293	$293
Real estate owned	-	-	1,611	1,611

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

Real estate owned represents properties that have been acquired in foreclosure or by deed-in-lieu of foreclosure.   The assets are written down to fair value less estimated costs to sell at the time of foreclosure.  Fair value is based on the appraised value, which may be adjusted based on management’s review and market conditions.  Subsequent valuations are periodically performed and if the value has declined, an allowance would be established with a charge to operations.  Additional impairments of $95,100 and $10,700 on REO properties were recorded during the three months ended December 31, 2011 and 2010, respectively, as a provision for REO losses.

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

Deposit Liabilities

The fair value of demand deposits, savings deposits and money market accounts are the amounts payable on demand. The fair values of certificates of deposit are based on the discounted value of contractual cash flows.  The discount rate is estimated using the rate currently offered for deposits of similar remaining maturities.

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	December 31, 2011		September 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$3,520	$3,520	$3,828	$3,828
Securities available for sale	42,452	42,452	42,818	42,818
Securities held to maturity	106	109	109	113
Loans receivable	110,121	114,948	108,616	112,976
Accrued interest receivable	525	525	516	516
FHLB stock	759	759	545	545

Financial Liabilities

Deposits	134,770	136,670	139,219	141,293
Borrowed funds	10,755	10,982	6,000	6,274

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has considered whether any events or transactions occurring after December 31, 2011 would require recognition or disclosure in the financial statements as of or for the three-month period ended December 31, 2011.  No such subsequent events were identified.

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

 Overview

    At December 31, 2011, the Company had total assets, deposits, borrowings and stockholders’ equity of $164.4 million, $134.8 million, $10.8 million and $16.8 million, respectively.  For the three months ended December 31, 2011, the Company reported net income of $107,000, or $.06 per diluted share, compared to net income of $139,000, or $.08 per diluted share, for the same period in 2010.  The decreased earnings are primarily attributable to an increase in the provision for REO losses, which totaled approximately $95,000 and $11,000 for the three months ended December 31, 2011 and 2010, respectively.

Changes in Financial Condition

    Total assets increased by $500,000 or .4%, to $164.4 million at December 31, 2011, from $163.9 million at September 30, 2011.  This increase is primarily attributable to a $1.5 million increase in net loans receivable, partially offset by decreases in cash and cash equivalents, investment securities and real estate owned.  Deposits decreased by $4.4 million, or 3.2%, with the decrease primarily attributable to certificates of deposit, which decreased by $4.5 million.  The ratio of core deposits (non-certificates) to total deposits continues to improve, increasing to 56.1% at December 31, 2011 from 54.2% at September 30, 2011.  Borrowed funds increased by $4.8 million, to $10.8 million at December 31, 2011 from $6.0 million at September 30, 2011.  Stockholders’ equity increased by $121,000, primarily attributable to net income of $107,000 for the three months ended December 31, 2011.

Results of Operations

    Net Interest Income.   For the three-months ended December 31, 2011, the Company reported net interest income before provision for loan losses of $1,251,000, compared to $1,296,000 for the same period in 2010.  The decrease in net interest income was the result of a decrease in interest income of $132,000, partially offset by a decrease in interest expense of $87,000.  The interest rate spread was 2.94% for the three months ended December 31, 2011 compared to 2.96% for the three months ended December 31, 2010, while the net interest margin was 3.19% for the 2011 period compared to 3.26% for the 2010 period.  The Company’s spread and margin decreased slightly for the three months ended December 31, 2011 compared to the same 2010 period, as the average yield on total interest-earning assets decreased by more than the average cost of funds.  The ratio of average interest-earning assets to average interest-bearing liabilities increased to 125.7% for the three months ended December 31, 2011 from 124.1% for the same 2010 period.

    The average balance of total interest-earning assets for the three months ended December 30, 2011 decreased by $2.3 million compared to the three months ended December 31, 2010, while the average yield decreased to 4.18% from 4.45%.  The decrease in total interest income of $132,000 for the three months ended December 31, 2011 is comprised of a decrease in interest income of $95,000 on loans receivable and a decrease of $37,000 in interest income on investment securities and other interest-earning assets.  Average loan receivable balances decreased by $2.3 million for the three months ended December 31, 2011 compared to the same 2010 period, while the average yield decreased to 4.87% from 5.10%.  The average balance of loans decreased as repayment levels on loans exceeded origination volume.  The decrease in loan yields is attributable to both a shift in the portfolio composition as well as residential mortgage and home equity loan refinances to lower rates.  The makeup of the loan portfolio continues to shift, with a greater percentage of loans in residential mortgage and home equity loans and a lesser percentage in commercial purpose loans.  For the three months ended December 31, 2011, compared to the same 2010 period, the average balance of securities and other interest-earning assets was unchanged at $46.6 million, while the average yield decreased to 2.58% from 2.89%.

    The average balance of interest-bearing liabilities decreased by $3.5 million for the three months ended December 31, 2011 compared to same 2010 period, while the average cost decreased to 1.25% from 1.49%.  The decrease in total interest expense of $87,000 for the three months ended December 31, 2011 is comprised of an $81,000 decrease in interest expense on deposits and a $6,000 decrease in interest expense on borrowings.  Average interest-bearing deposit balances decreased by $3.1 million with a decrease in the average cost to 1.15% for the three months ended December 31, 2011, compared to 1.39% for the same 2010 period, while average borrowings decreased by $400,000, with a decrease in the average cost to 2.98% from 3.19%.

    Provision for Loan Losses.   There was no provision for loan losses or charge-offs for the three months ended December 31, 2011, compared to $50,000 in provisions and $71,000 in charge-offs for the same period in 2010.  At December 31, 2011, the allowance for loan losses was $1,307,000 (1.17% of the loan portfolio) compared to $1,305,000 (1.19% of the loan portfolio) at September 30, 2011.  Non-performing loans, consisting of non-accrual loans and accruing loans more than 90 days delinquent, were $1.1 million or 1.01% of total loans at December 31, 2011, compared to $875,000 or .80% at September 30, 2011.  Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio.  This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors.  However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts. See also Note 5 – Loans Receivable, Net.

    Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	December 31,
	2011	2010

Balance - beginning	$1,304,500	$3,207,851
Provision for loan losses	-	50,000
Charge-offs	-	(70,904)
Recoveries	2,410	105

Balance - ending	$1,306,910	$3,187,052

    Non-interest Income. Non-interest income decreased $6,000, or 4.6%, to $124,000 for the three months ended December 31, 2011 compared to $130,000 for the same 2010 period.  The majority of the decrease in non-interest income is attributable to a decrease in loan fees, primarily due to a lower amount of late charges collected.

    Non-interest Expense.   Non-interest expense increased $53,000, or 4.6%, to $1,209,000 for the three months ended December 31, 2011, from $1,156,000 for the same period in 2010.  The components of non-interest expense which experienced the most significant changes were real estate owned expense, net and federal deposit insurance premiums.  Real estate owned expense, net increased by $90,000, to $108,000 for the three months ended

December 31, 2011, compared to $18,000 for the same 2010 period.  Federal deposit insurance premiums decreased by $26,000, or 32.1%, for the three months ended December 31, 2011 compared to the three months ended December 31, 2010.  The increase in real estate owned expense is primarily due to a higher level of provisions for losses on our REO properties, along with increased holding costs.  The decrease in federal deposit insurance premiums is due to the changes in the assessment base and rates, effective as of April 1, 2011.

Income Taxes.  The Company recorded income tax expense of $59,000 and $81,000 for the three months ended December 31, 2011 and 2010, respectively, reflecting an effective tax rate of 35.5% and 36.8%, respectively.  The variance in effective tax rates is due to permanent book / tax differences.

Liquidity and Regulatory Capital Compliance

On December 31, 2011, the Bank was in compliance with its regulatory capital requirements as follows:
(Dollars in thousands)	Amount	Ratio

Tangible capital	$13,977	8.58%
Tangible capital requirement	2,442	1.50%
Excess over requirement	$11,535	7.08%

Core capital	$13,977	8.58%
Core capital requirement	6,513	4.00%
Excess over requirement	$7,464	4.58%

Risk-based capital	$15,051	15.64%
Risk-based capital requirement	7,699	8.00%
Excess over requirement	$7,352	7.64%

The Company anticipates that it will have sufficient funds available to meet its current commitments.  As of December 31, 2011, the Bank had outstanding commitments to fund loans of $3.4 million, commitments on unused lines of credit of $13.0 million and $518,000 in commitments to sell loans.  Certificates of deposit scheduled to mature in one year or less as of December 31, 2011 totaled $34.5 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

	At or for the Three Months
	Ended December 31,
	2011 (1)	2010 (1)
Earnings per common share (2):
Basic	$0.06	$0.08
Diluted	$0.06	$0.08
Return on average assets (1)	0.26%	0.34%
Return on average equity (1)	2.56%	3.45%
Interest rate spread (1)	2.94%	2.96%
Net interest margin (1)	3.19%	3.26%
Non-interest expense to average assets (1)	2.94%	2.79%
Non-performing assets to total assets	1.47%	3.49%
Non-performing loans to total loans	1.01%	4.70%
Book value per share (3)	$9.93	$9.50

(1)	The ratios for the three month periods presented are annualized.
(2)	The average number of shares outstanding during the three months ended December 31, 2011 was 1,660,220 basic and diluted. The average number of shares outstanding during the three months ended December 31, 2010 was 1,651,069 basic and diluted.
(3)	There were 1,686,527 shares outstanding at December 31, 2011 and December 31, 2010.

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

ITEM 1A.	RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

(a)	Not applicable
(b)	Not applicable

ITEM 6.                      EXHIBITS

List of Exhibits:

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.1	Directors Consultation and Retirement Plan*******
10.2	Stock Option Plan****
10.3	Restricted Stock Plan****
10.4	Employment Agreement between Janice A. Summers and Roebling Bank********
10.5	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.6	Roebling Bank 2006 Restricted Stock Plan*****
10.7	Directors Change in Control Severance Plan******
10.8	Directors Deferred Compensation Agreement between John J. Ferry and Roebling Bank*******
10.9	Directors Deferred Compensation Agreement between George N. Nyikita and Roebling Bank*******
10.10	Directors Deferred Compensation Agreement between Mark V. Dimon and Roebling Bank********
10.11	Supervisory Agreement, dated June 17, 2009*********

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification
101	Interactive Data Files +
___________________
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

ROEBLING FINANCIAL CORP, INC.

Date:	February 10, 2012	By:	/s/ Janice A. Summers
Janice A. Summers
Acting President, Chief Operating Officer and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)