Form 10-Q
period 2012-03-31
Roebling Financial Corp, Inc.
filed 2012-05-15
CIK 1293283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 10, 2012

Class	Outstanding
$.10 par value common stock	1,686,527 shares

ROEBLING FINANCIAL CORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

INDEX

		Page Number
PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.
Item 1.	Consolidated Financial Statements and Notes Thereto	1-17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23-24

SIGNATURES		25

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share and per share data)
	March 31,	September 30,
	2012	2011

Assets

Cash and due from banks	$742	$747
Interest-bearing deposits	6,929	3,081
Total cash and cash equivalents	7,671	3,828

Securities available for sale	39,282	42,818
Securities held to maturity	102	109
Loans receivable, net	109,374	108,616
Real estate owned	444	1,611
Accrued interest receivable	493	516
Federal Home Loan Bank of New York stock, at cost	854	545
Premises and equipment	3,175	3,159
Other assets	2,297	2,666
Total assets	$163,692	$163,868

Liabilities and Stockholders' Equity

Liabilities

Deposits	$131,811	$139,219
Borrowed funds	12,855	6,000
Advances from borrowers for taxes and insurance	605	525
Other liabilities	1,660	1,494
Total liabilities	146,931	147,238

Stockholders' equity

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized;
none issued	-	-
Common stock; $0.10 par value; 20,000,000 shares authorized;
1,718,473 issued	172	172
Additional paid-in-capital	10,297	10,314
Treasury stock; 31,946 shares, at cost	(190)	(190)
Unallocated employee stock ownership plan shares	(194)	(233)
Unallocated restricted stock plan shares	(97)	(87)
Deferred compensation obligation	285	285
Stock purchased for deferred compensation plan	(285)	(285)
Retained earnings - substantially restricted	6,054	5,942
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of tax	812	810
Defined benefit plan, net of tax	(93)	(98)
Total stockholders' equity	16,761	16,630

Total liabilities and stockholders' equity	$163,692	$163,868

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)
	For the Three Months Ended
	March 31,
	2012	2011

Interest income:
Loans receivable	$1,317	$1,390
Securities	271	327
Other interest-earning assets	8	9
Total interest income	1,596	1,726

Interest expense:
Deposits	304	387
Borrowed funds	45	50
Total interest expense	349	437

Net interest income before provision for loan losses	1,247	1,289
Provision for loan losses	0	0
Net interest income after provision for loan losses	1,247	1,289

Non-interest income:
Loan fees	20	22
Account servicing and other	98	94
Gain on sale of loans	13	3
Total non-interest income	131	119

Non-interest expense:
Compensation and benefits	594	578
Occupancy and equipment	115	129
Service bureau and data processing	162	131
Federal deposit insurance premiums	54	80
Real estate owned expense, net	220	10
Other expense	236	228
Total non-interest expense	1,381	1,156

Income (loss) before income tax (benefit)	(3)	252
Income tax (benefit)	(8)	85
Net income	5	167

Other comprehensive income (loss), net of tax:
Unrealized loss on securities available for sale, net of tax	(6)	(55)
Adjustment to minimum pension liability	2	4
Comprehensive income	$1	$116

Earnings per common share:
Basic	$-	$0.10
Diluted	$-	$0.10

Weighted average number of shares outstanding:
Basic	1,663	1,653
Diluted	1,663	1,653

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)
	For the Six Months Ended
	March 31,
	2012	2011
Interest income:
Loans receivable	$2,657	$2,826
Securities	565	651
Other interest-earning assets	15	22
Total interest income	3,237	3,499

Interest expense:
Deposits	644	808
Borrowed funds	95	106
Total interest expense	739	914

Net interest income before provision for loan losses	2,498	2,585
Provision for loan losses	0	50
Net interest income after provision for loan losses	2,498	2,535

Non-interest income:
Loan fees	38	44
Account servicing and other	197	195
Gain on sale of loans	19	11
Total non-interest income	254	250

Non-interest expense:
Compensation and benefits	1,156	1,157
Occupancy and equipment	233	248
Service bureau and data processing	302	260
Federal deposit insurance premiums	108	160
Real estate owned expense, net	329	28
Other expense	461	459
Total non-interest expense	2,589	2,312

Income before income tax	163	473
Income tax	51	167
Net income	112	306

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale, net of tax	2	(296)
Adjustment to minimum pension liability	5	7
Comprehensive income	$119	$17

Earnings per common share:
Basic	$0.07	$0.19
Diluted	$0.07	$0.19

Weighted average number of shares outstanding:
Basic	1,661	1,652
Diluted	1,661	1,652

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)
							Common		Accumulated
		Additional		Unallocated	Unallocated	Deferred	Stock for		Other
	Common	Paid-in	Treasury	ESOP	RSP	Compensation	Deferred	Retained	Comprehensive
	Stock	Capital	Stock	Shares	Shares	Obligation	Compensation	Earnings	Income	Total

Balance at September 30, 2011	$172	$10,314	$(190)	$(233)	$(87)	$285	$(285)	$5,942	$712	$16,630

Net income for the six months
ended March 31, 2012	-	-	-	-	-	-	-	112	-	112

Amortization of ESOP shares	-	(24)	-	39	-	-	-	-	-	15

Change in unrealized gain on
securities available for sale,
net of tax	-	-	-	-	-	-	-	-	2	2

Allocation of RSP shares	-	10	-	-	(10)	-	-	-	-	0

Tax expense of stock benefit plans	-	(3)	-	-	-	-	-	-	-	(3)

Adjustment to mimimum pension
liability, net of tax	-	-	-	-	-	-	-	-	5	5

Balance at March 31, 2012	$172	$10,297	$(190)	$(194)	$(97)	$285	$(285)	$6,054	$719	$16,761

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)
	For the Six Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$112	$306
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation	58	63
Amortization of premiums and discounts, net	27	22
Amortization of deferred loan fees and costs, net	6	13
Provision for loan losses	-	50
Provision for losses on real estate owned	297	19
Gain on sale of real estate owned, net	-	(1)
Originations of loans held for sale, net of repayments	(3,153)	(3,842)
Gain on sale of loans	(19)	(11)
Proceeds from sale of loans held for sale	3,172	4,359
Gain on disposition of premises and equipment	(4)	-
Decrease in other assets	364	51
Decrease (increase) in accrued interest receivable	23	(9)
Increase in other liabilities	172	102
Amortization/allocation of ESOP and RSP	15	25
Increase in deferred compensation stock obligation	-	21
Net cash provided by operating activities	1,070	1,168

Cash flows from investing activities:
Purchase of securities available for sale	(7,061)	(10,028)
Proceeds from payments and maturities of securities available for sale	10,573	8,745
Proceeds from payments and maturities of securities held to maturity	7	9
Loan disbursements, net payments	(777)	(1,059)
Proceeds from sale of real estate owned	883	566
(Purchase) redemption of Federal Home Loan Bank stock	(309)	23
Purchase of premises and equipment	(73)	(10)
Proceeds from sale of premises and equipment	4	-
Net cash provided by (used in) investing activities	3,247	(1,754)

Cash flows from financing activities:
Net decrease in deposits	(7,408)	(372)
Net increase in short-term borrowed funds	7,855	500
Repayment of long-term borrowed funds	(1,000)	(1,000)
Increase in advance payments by borrowers for taxes
and insurance	79	69
Purchase of common shares for deferred compensation plan	-	(21)
Net cash used in financing activities	(474)	(824)

Net increase (decrease) in cash and cash equivalents	3,843	(1,410)
Cash and cash equivalents at beginning of period	3,828	6,019
Cash and cash equivalents at end of period	$7,671	$4,609

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$738	$915
Income taxes	-	99

Transfers to real estate owned	14	714
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

The results of operations for the three and six months ended March 31, 2012, are not necessarily indicative of the results to be expected for the year ending September 30, 2012, or any other future interim period.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2011 included in the Company’s Annual Report on Form 10-K.

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

The following is a summary of the Company’s earnings per share calculations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net income (loss)	$4,585	$166,891	$111,603	$306,089

Weighted average common shares
outstanding for computation of
basic EPS (1)	1,662,507	1,653,357	1,661,364	1,652,213

Common-equivalent shares due to
the dilutive effect of stock options
and RSP awards	-	-	-	-

Weighted-average common shares
for computation of diluted EPS	1,662,507	1,653,357	1,661,364	1,652,213

Earnings (loss) per common share:
Basic	$-	$0.10	$0.07	$0.19
Diluted	-	0.10	0.07	0.19

(1) Excludes unallocated ESOP shares

NOTE 3 – SECURITIES AVAILABLE FOR SALE

	March 31, 2012
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U.S. Government and Agency Securities:
Due within one year	$1,000,000	$7,310	$-	$1,007,310
Due after one year through five years	6,000,000	111,230	-	6,111,230
Due after five years through ten years	10,018,803	74,057	-	10,092,860

Marketable Equity Securities	2,888	-	2,772	116

Residential Mortgage-backed Securities	20,907,335	1,165,754	2,667	22,070,422

	$37,929,026	$1,358,351	$5,439	$39,281,938

	September 30, 2011
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U.S. Government and Agency Securities:
Due after one year through five years	$8,000,000	$120,410	$-	$8,120,410
Due after five years through ten years	10,997,704	58,196	930	11,054,970

Marketable Equity Securities	2,888	-	2,792	96

Residential Mortgage-backed Securities	22,467,391	1,175,179	450	23,642,120

	$41,467,983	$1,353,785	$4,172	$42,817,596

There were no sales of investment securities or mortgage-backed securities during the six months ended March 31, 2012.

The following tables provide a summary of securities available for sale which were in an unrealized loss position at March 31, 2012 and September 30, 2011.  Approximately $2,800 or 51% and $2,800 or 67% of the unrealized loss as of March 31, 2012 and September 30, 2011, respectively, was comprised of securities in a continuous loss position for twelve months or more.  Unrealized losses on government and agency and mortgage-backed debt securities are caused primarily by changes in market interest rates.  The Company does not intend to sell these securities and it is not likely that we would be required to sell them before recovery of the amortized cost basis.

	March 31, 2012
	Under One Year		One Year or More

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

Marketable Equity Securities	$-	$-	$116	$2,772
Residential Mortgage-backed Securities	1,031,759	2,667	-	-

Total available for sale	$1,031,759	$2,667	$116	$2,772

	September 30, 2011
	Under One Year		One Year or More

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. Government and Agency Securities	$999,070	$930	$-	$-
Marketable Equity Securities	-	-	96	2,792
Residential Mortgage-backed Securities	1,026,552	450	-	-

Total available for sale	$2,025,622	$1,380	$96	$2,792

NOTE 4 – SECURITIES HELD TO MATURITY
	March 31,	September 30,
	2012	2011

Residential Mortgage-backed Securities:
Amortized cost	$102,060	$109,236
Gross unrealized gains	3,005	3,424
Gross unrealized losses	-	-

Estimated fair value	$105,065	$112,660

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

The following tables reflect the aging and accrual status of our loan portfolio by portfolio segment and class as of March 31, 2012 and September 30, 2011:

	Past Due					Total
	30-59	60-89	90+			Loans		90+ and
March 31, 2012	Days	Days	Days	Total	Current	Receivable	Non-accrual	Accruing
				(In thousands)
Residential:
Mortgage	$-	$-	$706	$706	$57,049	$57,755	$741	$-
Home equity	61	82	231	374	26,602	26,976	240	-
Commercial purpose	36	709	526	1,271	24,385	25,656	335	191
Consumer:
Account loans	-	-	-	-	42	42	-	-
Unsecured	-	-	-	-	82	82	-	-
Other	-	-	-	-	45	45	-	-
	$97	$791	$1,463	$2,351	$108,205	$110,556	$1,316	$191

	Past Due					Total
	30-59	60-89	90+			Loans		90+ and
September 30, 2011	Days	Days	Days	Total	Current	Receivable	Non-accrual	Accruing
				(In thousands)
Residential:
Mortgage	$36	$-	$209	$245	$55,882	$56,127	$209	$-
Home equity	91	72	140	303	26,620	26,923	140	-
Commercial purpose	-	-	526	526	26,073	26,599	335	191
Consumer:
Account loans	-	-	-	-	47	47	-	-
Unsecured	-	-	-	-	79	79	-	-
Other	36	-	-	36	71	107	-	-
	$163	$72	$875	$1,110	$108,772	$109,882	$684	$191

One of the primary methods we use as an indicator of the credit quality of our residential and commercial purpose portfolios is the regulatory classification system, along with impaired loan determinations.  For the consumer portfolio segment, payment performance is our primary indicator of credit quality.  The following tables reflect the credit quality indicators by portfolio segment and class, as of March 31, 2012 and September 30, 2011:

Credit Risk Profile by Classification:
	Residential Mortgage		Home Equity		Commercial Purpose
	March 31,	September 30,	March 31,	September 30,	March 31,	September 30,
(In thousands)	2012	2011	2012	2011	2012	2011

Pass	$55,536	$54,389	$26,619	$26,590	$16,358	$16,896
Special mention	1,478	1,493	117	193	5,034	4,374
Substandard	741	245	220	140	4,034	5,116
Doubtful	-	-	-	-	-	-
Loss	-	-	20	-	230	213
Total	$57,755	$56,127	$26,976	$26,923	$25,656	$26,599

Credit Risk Profile by Performance:
	Consumer
	Account Loans		Consumer Unsecured		Other Consumer
	March 31,	September 30,	March 31,	September 30,	March 31,	September 30,
(In thousands)	2012	2011	2012	2011	2012	2011

Performing	$42	$47	$82	$79	$45	$107
Non-performing	-	-	-	-	-	-
Total	$42	$47	$82	$79	$45	$107

Additional information about impaired loans, by portfolio segment and class, is as follows:

	As of March 31, 2012			As of September 30, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance

With no related allowance:
Residential
Mortgage	$209	$209	$-	$-	$-	$-
Home equity	168	168	-	140	140	-
Commercial purpose	1,266	1,266	-	1,441	1,441	-
	1,643	1,643	-	1,581	1,581	-

With a related allowance:
Residential
Mortgage	-	-	-	-	-	-
Home equity	72	72	20	-	-	-
Commercial purpose	506	506	242	507	507	213
	578	578	262	507	507	213

Total:
Residential
Mortgage	209	209	-	-	-	-
Home equity	240	240	20	140	140	-
Commercial purpose	1,772	1,772	242	1,948	1,948	213
Total impaired	$2,221	$2,221	$262	$2,088	$2,088	$213

	For the Three Months Ended				For the Six Months Ended
	March 31, 2012		March 31, 2011		March 31, 2012		March 31, 2011
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized

With no related allowance:
Residential
Mortgage	$105	$-	$31	$-	$60	$-	$31	$-
Home equity	160	-	65	-	151	-	51	-
Commercial purpose	1,272	16	1,396	2	1,321	36	1,336	4
	1,537	16	1,492	2	1,532	36	1,418	4

With a related allowance:
Residential
Mortgage	-	-	415	-	-	-	526	-
Home equity	54	-	-	-	31	-	-	-
Commercial purpose	506	2	2,821	-	506	4	2,907	2
	560	2	3,236	-	537	4	3,433	2

Total:
Residential
Mortgage	105	-	446	-	60	-	557	-
Home equity	214	-	65	-	182	-	51	-
Commercial purpose	1,778	18	4,217	2	1,827	40	4,243	6
Total impaired	$2,097	$18	$4,728	$2	$2,069	$40	$4,851	$6

An analysis of the allowance for loan losses and the related loans receivable balances at or for the six months ended March 31, 2012 and 2011 is as follows:

		Commercial
	Residential	Purpose	Consumer	Unallocated	Total
March 31, 2012	(In thousands)

Allowance for loan losses:

Beginning balance	$216	$982	$3	$103	$1,304
Provision for loan losses	132	(94)	(1)	(37)	-
Charge-offs	(94)	-	-	-	(94)
Recoveries	-	7	-	-	7
Ending Balance	$254	$895	$2	$66	$1,217

Ending balance, allowance for loan losses:

Loans individually evaluated for impairment	$20	$242	$-	$-	$262
Loans collectively evaluated for impairment	234	653	2	66	955
Total	$254	$895	$2	$66	$1,217

Related loan receivable balance:

Loans individually evaluated for impairment	$449	$1,772	$-		$2,221
Loans collectively evaluated for impairment	84,282	23,884	169		108,335
Total	$84,731	$25,656	$169		$110,556

		Commercial
	Residential	Purpose	Consumer	Unallocated	Total
March 31, 2011	(In thousands)

Allowance for loan loss activity:

Beginning balance	$484	$2,664	$18	$42	$3,208
Provision for loan losses	(113)	193	(14)	(16)	50
Charge-offs	(80)	(71)	-	-	(151)
Recoveries	-	8	-	-	8
Ending Balance	$291	$2,794	$4	$26	$3,115

Ending balance, allowance for loan losses:

Loans individually evaluated for impairment	$27	$1,882	$-	$-	$1,909
Loans collectively evaluated for impairment	264	912	4	26	1,206
Total	$291	$2,794	$4	$26	$3,115

Related loan receivable balance:

Loans individually evaluated for impairment	$236	$5,062	$-		$5,298
Loans collectively evaluated for impairment	83,706	25,552	276		109,534
Total	$83,942	$30,614	$276		$114,832

NOTE 6 – BENEFIT PLANS

Stock Option Plan

The Company has stock option plans (“Plans”) which authorize the issuance of up to 168,746 shares upon the exercise of stock options that may be awarded to officers, directors, key employees, and other persons providing services to the Company.  Shares issued on the exercise of options may be authorized but unissued shares, treasury shares or shares acquired on the open market.  The options granted under the Plans constitute either Incentive Stock Options or Non-Incentive Stock Options.  The options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant and expire not more than 10 years after the date of grant.  At March 31, 2012, there were 26,434 shares remaining for future option awards.

The following table summarizes activity under the Plans for the six months ended March 31, 2012:
		Average
	Number of	Exercise
	Shares	Price

Outstanding September 30, 2011	103,242	$11.283
Forfeited	(10,000)	12.725
Outstanding March 31, 2012	93,242	$11.128

The following table summarizes all options outstanding as of March 31, 2012, all of which are exercisable:
Number	Exercise	Remaining
of Shares	Price	Contractual Life

54,642	$ 10.000	3.8 years
38,600	12.725	4.4 years

93,242	$ 11.128	4.1 years

No stock option expense was recorded in the six months ended March 31, 2012 or 2011 because all options were previously fully vested.

Restricted Stock Plan

The Company has restricted stock plans (“Plans”) which provide for the award of shares of restricted stock to directors, officers and employees.  The Plans provide for the purchase of 67,496 shares of common stock in the open market to fund such awards.  All of the Common Stock to be purchased by the Plans is purchased at the fair market value on the date of purchase.  Awards under the Plans are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company’s Board of Directors and as a means of providing a further retention incentive.  Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant.  Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date.  As of March 31, 2012, there were 22,448 shares remaining for future awards.  Compensation expense for the Plans was approximately $800 and $1,100, respectively, for the three and six months ended March 31, 2012, compared to $3,300 and $7,900 for the same 2011 periods.

The following table summarizes changes in unvested shares for the six months ended March 31, 2012:
		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Outstanding September 30, 2011	2,796	$6.948
Granted	-	-
Vested	(1,195)	8.553
Forfeited	(1,044)	5.750

Outstanding March 31, 2012	557	$5.750

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

The ESOP is accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 718.  The ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition.  As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $8,100 and $15,400, respectively, for the three and six-month periods ended March 31, 2012, compared to $10,800 and $20,500 for the same 2011 periods.

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2012
Securities available for sale:
U.S. government and agency securities	$-	$17,212	$-	$17,212
Mortgage-backed securities	-	22,070	-	22,070

September 30, 2011
Securities available for sale:
U.S. government and agency securities	$-	$19,175	$-	$19,175
Mortgage-backed securities	-	23,642	-	23,642

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy level, are summarized below:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2012
Impaired loans	$-	$-	$316	$316
Real estate owned	-	-	444	444

September 30, 2011
Impaired loans	$-	$-	$293	$293
Real estate owned	-	-	1,611	1,611

A loan is deemed to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loan impairment is measured based on discounted cash flows or collateral value.  If a valuation adjustment is required, a portion of the general valuation allowance is allocated equal to the impairment amount.  Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Real estate owned represents properties that have been acquired in foreclosure or by deed-in-lieu of foreclosure.   The assets are written down to fair value less estimated costs to sell at the time of foreclosure.  Fair value is based on the appraised value, which may be adjusted based on management’s review and market conditions.  Subsequent valuations are periodically performed and if the value has declined, an allowance would be established with a charge to operations.  Additional impairments of $202,100 and $297,200, respectively, were recorded during the three and six months ended March 31, 2012 as a provision for REO losses, compared to $8,300 and $19,000 for the same 2011 periods.

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

Loans Receivable

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.  Fair values for certain mortgage loans and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.  Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  These are categorized as a level 2 hierarchy.  Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposit Liabilities

The fair value of demand deposits, savings deposits and money market accounts are the amounts payable on demand. The fair values of certificates of deposit are based on the discounted value of contractual cash flows.  The discount rate is estimated using the rate currently offered for deposits of similar remaining maturities.  This is categorized as a level 2 hierarchy.

Short-Term Borrowings

The carrying amounts of federal funds purchased and other short-term borrowings maturing within 90 days approximate their fair values.  Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. This is categorized as a level 2 hierarchy.

Long-Term Debt

The fair value of long-term debt is estimated using discounted cash flow analysis based on the current incremental borrowing rates for similar types of borrowing arrangements.  This is categorized as a level 2 hierarchy.

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):
	March 31, 2012		September 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$7,671	$7,671	$3,828	$3,828
Securities available for sale	39,282	39,282	42,818	42,818
Securities held to maturity	102	105	109	113
Loans receivable	109,374	111,936	108,616	112,976
Accrued interest receivable	493	493	516	516
FHLB stock	854	854	545	545

Financial Liabilities

Deposits	131,811	132,909	139,219	141,293
Borrowed funds	12,855	13,051	6,000	6,274

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has considered whether any events or transactions occurring after March 31, 2012 would require recognition or disclosure in the financial statements as of or for the three-month or six month periods ended March 31, 2012.  No such subsequent events were identified.

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

Overview

At March 31, 2012, the Company had total assets, deposits, borrowings and stockholders’ equity of $163.7 million, $131.8 million, $12.9 million and $16.8 million, respectively.  For the three months ended March 31, 2012, the Company reported net income of $5,000, or $.00 per diluted share, compared to net income of $167,000, or $.10 per diluted share, for the same period in 2011.  For the six months ended March 31, 2012, the Company reported net income of $112,000, or $.07 per diluted share, compared to net income of $306,000, or $.19 per diluted share, for the same period in 2011.  The decreased earnings are primarily attributable to an increase in the provision for REO losses, which totaled $202,000 and $297,000 for the three and six months ended March 31, 2012, respectively, compared to $8,000 and $19,000 for the same 2011 periods, partially offset by a decrease in income tax expense.

Changes in Financial Condition

Total assets decreased by $176,000 or .1%, to $163.7 million at March 31, 2012, from $163.9 million at September 30, 2011.  Cash and cash equivalents increased by $3.8 million while investment securities decreased by $3.5 million and loans receivable, net, increased by $758,000.  Real estate owned decreased by $1.2 million, to $444,000 from $1.6 million.  Eight properties were sold during the six months ended March 31, 2012, and no new properties were acquired, leaving one property in the REO portfolio.  Deposits decreased by $7.4 million, or 5.3%, with the decrease primarily attributable to certificates of deposit, which decreased by $6.1 million.  The ratio of core deposits (non-certificates) to total deposits continues to improve, increasing to 56.3% at March 31, 2012 from 54.2% at September 30, 2011.  Borrowed funds increased by $6.9 million, to $12.9 million at March 31, 2012 from $6.0 million at September 30, 2011.  Stockholders’ equity increased by $131,000, primarily attributable to net income of $112,000 for the six months ended March 31, 2012.

Results of Operations

Net Interest Income.   For the three-months ended March 31, 2012, the Company reported net interest income before provision for loan losses of $1,247,000, compared to $1,289,000 for the same period in 2011.  The decrease in net interest income was the result of a decrease in interest income of $130,000, partially offset by a decrease in interest expense of $88,000.  The interest rate spread was 2.99% for the three months ended March 31, 2012 compared to 3.00% for the three months ended March 31, 2011, while the net interest margin was 3.25% for the 2012 period compared to 3.28% for the 2011 period.  For the six-month period ended March 31, 2012, the Company reported net interest income before provision for loan losses of $2,498,000, compared to $2,585,000 for the six months ended March 31, 2011.  The interest rate spread was 2.96% for the six months ended March 31, 2012 compared to 2.98% for the six months ended March 31, 2011, while the net interest margin was 3.22% for the 2012 period compared to 3.27% for the 2011 period.  The ratio of average interest-earning assets to average interest-bearing liabilities increased to 127.9% and 126.8% for the three and six months ended March 31, 2012, respectively, from 124.7% and 124.4% for the same 2011 periods.

The average balance of total interest-earning assets for the three months ended March 31, 2012 decreased by $3.9 million compared to the three months ended March 31, 2011, while the average yield decreased to 4.16% from 4.41%.  The decrease in total interest income of $130,000 for the three months ended March 31, 2012 is comprised of a decrease in interest income of $73,000 on loans receivable and a decrease of $57,000 in interest income on investment securities and other interest-earning assets.  Average loan receivable balances decreased by $2.9 million for the three months ended March 31, 2012 compared to the same 2011 period, while the average yield decreased to 4.79% from 4.95%. The average balance of loans decreased as repayment levels on loans exceeded origination volume.  The decrease in loan yields is attributable to both a shift in the portfolio composition as well as residential mortgage and home equity loan refinances to lower rates.  The makeup of the loan portfolio continues to shift, with a greater percentage of loans in residential mortgage and home equity loans and a lesser percentage in commercial purpose loans.  For the three months ended March 31, 2012, the average balance of securities and other interest-earning assets decreased by $1.0 million compared to the same 2011 period, while the average yield decreased to 2.58% from 3.04%.

The average balance of total interest-earning assets for the six months ended March 31, 2012 decreased by $3.1 million compared to the six months ended March 31, 2011 while the average yield decreased to 4.17% from 4.43%. The decrease in total interest income of $262,000 for the six months ended March 31, 2012 is comprised of a decrease in interest income of $169,000 on loans receivable and a decrease of $93,000 in interest income from securities and other interest-earning assets.  Average loan receivable balances decreased by $2.6 million for the six months ended March 31, 2012 compared to the same 2011 period, while the average yield decreased to 4.83% from 5.03%.  For the six months ended March 31, 2012, the average balance of securities and other interest-earning assets decreased by $505,000 compared to the same 2011 period, while the average yield decreased to 2.58% from 2.96%.

The average balance of interest-bearing liabilities decreased by $6.3 million for the three months ended March 31, 2012 compared to same 2011 period, while the average cost decreased to 1.17% from 1.41%.  The decrease in total interest expense of $88,000 for the three months ended March 31, 2012 is comprised of an $83,000 decrease in interest expense on deposits and a $5,000 decrease in interest expense on borrowings.  Average interest-bearing deposit balances decreased by $7.7 million with a decrease in the average cost to 1.10% for the three months ended March 31, 2012, compared to 1.32% for the same 2011 period, while average borrowings increased by $1.4 million, with a decrease in the average cost to 2.02% from 2.69%.

The average balance of interest-bearing liabilities decreased by $4.9 million for the six months ended March 31, 2012 compared to same 2011 period, while the average cost decreased to 1.21% from 1.45%.  The decrease in total interest expense of $175,000 for the six months ended March 31, 2012 is comprised of a $164,000 decrease in interest expense on deposits and an $11,000 decrease in interest expense on borrowings.  Average interest-bearing deposit balances decreased by $5.4 million with a decrease in the average cost to 1.13% for the six months ended March 31, 2012, compared to 1.36% for the same 2011 period, while average borrowings increased by $513,000, with a decrease in the average cost to 2.43% from 2.93%.

Provision for Loan Losses.   There was no provision for loan losses for the three and six month periods ended March 31, 2012, compared to $0 and $50,000 for the same periods in 2011.   Charge-offs of $94,000 and $151,000 were recorded during the six months ended March 31, 2012 and 2011, respectively.  At March 31, 2012, the allowance for loan losses was $1,217,000 (1.10% of the loan portfolio and 80.79% of non-performing loans) compared to $1,305,000 (1.19% of the loan portfolio and 149.17% of non-performing loans) at September 30, 2011. Non-performing loans, consisting of non-accrual loans and accruing loans more than 90 days delinquent, were $1.5 million or 1.36% of total loans at March 31, 2012, compared to $875,000 or .80% at September 30, 2011 and $5.0 million or 4.34% at March 31, 2011.  Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio.  This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors.  However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts. See also Note 5 – Loans Receivable, Net.

Activity in the allowance for loan losses is summarized as follows:
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Balance - beginning	$1,306,910	$3,187,052	$1,304,500	$3,207,851
Provision for loan losses	-	-	-	50,000
Charge-offs	(94,255)	(79,985)	(94,255)	(150,889)
Recoveries	4,886	7,623	7,296	7,728

Balance - ending	$1,217,541	$3,114,690	$1,217,541	$3,114,690

Non-interest Income. Non-interest income increased $12,000, or 10.1%, to $131,000 for the three months ended March 31, 2012 and $4,000, or 1.6%, to $254,000 for the six months ended March 31, 2012, compared to the same 2011 periods.  The majority of the increase in non-interest income for both periods is attributable to an increase in gain on sale of loans, with mortgage rates once again at very low levels.

Non-interest Expense.   Non-interest expense increased $225,000, or 19.5%, to $1,381,000 for the three months ended March 31, 2012, from $1,156,000 for the same period in 2011, and $277,000, or 12.0%, to $2,589,000 for the six months ended March 31, 2012, from $2,312,000 for the same 2011 period.  The components of non-interest expense which experienced the most significant changes were real estate owned expense, net, federal deposit insurance premiums and service bureau and data processing.  Real estate owned expense increased by $210,000 and $301,000 for the three and six months ended March 31, 2012, respectively, compared to the same 2011 periods, primarily due to a higher level of provisions for losses on our REO properties.  The provisions were due to a decline in fair values of properties in the REO portfolio.  Federal deposit insurance premiums decreased by $26,000 and $52,000 for the three and six months ended March 31, 2012, respectively, compared to the same 2011 periods, a decrease of 32.5% in each period.  Federal deposit insurance premiums decreased primarily due to the changes in the assessment base and rates, effective as of April 1, 2011.  Service bureau and data processing expense increased by $31,000 and $42,000 for the three and six months ended March 31, 2012, respectively, compared to the same 2011 periods, largely due to an increase in the level of outside support required in the administration of our network and equipment during the period.

Income Taxes.  The Company recorded a tax benefit of $8,000 and income tax expense of $85,000 for the three months ended March 31, 2012 and 2011, respectively.  For the six months ended March 31, 2012 and 2011, the Company recorded tax expense of $51,000 and of $167,000, respectively, reflecting an effective tax rate of 31.6% and 35.3%, respectively.  The variance in effective tax rates is due to permanent book / tax differences.

Liquidity and Regulatory Capital Compliance

On March 31, 2012, the Bank was in compliance with its regulatory capital requirements as follows:

(Dollars in thousands)	Amount	Ratio

Tangible capital	$13,985	8.63%
Tangible capital requirement	2,431	1.50%
Excess over requirement	$11,554	7.13%

Core capital	$13,985	8.63%
Core capital requirement	6,484	4.00%
Excess over requirement	$7,501	4.63%

Risk-based capital	$14,973	15.92%
Risk-based capital requirement	7,526	8.00%
Excess over requirement	$7,447	7.92%

The Company anticipates that it will have sufficient funds available to meet its current commitments.  As of March 31, 2012, the Bank had outstanding commitments to fund loans of $2.3 million, commitments on unused lines of credit of $12.9 million and $248,000 in commitments to sell loans.  Certificates of deposit scheduled to mature in one year or less as of March 31, 2012 totaled $35.5 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

	At or for the Three Months
	Ended March 31,
	2012 (1)	2011 (1)
Earnings per common share (2):
Basic	$-	$0.10
Diluted	$-	$0.10
Return on average assets (1)	0.01%	0.40%
Return on average equity (1)	0.11%	4.15%
Interest rate spread (1)	2.99%	3.00%
Net interest margin (1)	3.25%	3.28%
Non-interest expense to average assets (1)	3.40%	2.79%
Non-performing assets to total assets	1.19%	3.53%
Non-performing loans to total loans	1.36%	4.34%
Book value per share (2)	$9.94	$9.58

(1)	The ratios for the three month periods presented are annualized.
(2)	The average number of shares outstanding during the three months ended March 31, 2012 was 1,662,507 basic and diluted. The average number of shares outstanding during the three months ended March 31, 2011 was 1,653,357 basic and diluted.
(3)	There were 1,686,527 shares outstanding at March 31, 2012 and March 31, 2011.

	At or for the Six Months
	Ended March 31,
	2012 (1)	2011 (1)
Earnings per common share (2):
Basic	$0.07	$0.19
Diluted	$0.07	$0.19
Return on average assets (1)	0.14%	0.37%
Return on average equity (1)	1.33%	3.79%
Interest rate spread (1)	2.96%	2.98%
Net interest margin (1)	3.22%	3.27%
Non-interest expense to average assets (1)	3.17%	2.79%

(1)	The ratios for the six month periods presented are annualized.
(2)	The average number of shares outstanding during the six months ended March 31, 2012 was 1,661,364 basic and diluted. The average number of shares outstanding during the six months ended March 31, 2011 was 1,652,215 basic and diluted.

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

ITEM 3.	RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

(a)	Not applicable
(b)	Not applicable

ITEM 6.                      EXHIBITS

List of Exhibits:

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.1	Directors Consultation and Retirement Plan*******
10.2	Stock Option Plan****
10.3	Restricted Stock Plan****
10.4	Employment Agreement between Janice A. Summers and Roebling Bank********
10.5	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.6	Roebling Bank 2006 Restricted Stock Plan*****
10.7	Directors Change in Control Severance Plan******
10.8	Directors Deferred Compensation Agreement between John J. Ferry and Roebling Bank*******
10.9	Directors Deferred Compensation Agreement between George N. Nyikita and Roebling Bank*******
10.10	Directors Deferred Compensation Agreement between Mark V. Dimon and Roebling Bank********
10.11	Supervisory Agreement, dated June 17, 2009*********

31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification
101	Interactive Data Files +

___________________
*	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-59069) filed with the Commission on September 30, 2004.
**	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.
***	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.
****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-119839) filed with the Commission on October 20, 2004.
*****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-132059) filed with the Commission on February 27, 2006.
******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.
*******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
********	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
*********	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 18, 2009.
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

ROEBLING FINANCIAL CORP, INC.

Date:	May 15, 2012	By:	/s/ Janice A. Summers
Janice A. Summers
Acting President, Chief Operating Officer and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)