Form 10-Q
period 2012-06-30
Roebling Financial Corp, Inc.
filed 2012-08-09
CIK 1293283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: August 8, 2012

Class	Outstanding
$.10 par value common stock	1,686,527 shares

ROEBLING FINANCIAL CORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

INDEX

		Page Number
PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.
Item 1.	Consolidated Financial Statements and Notes Thereto	1 - 16
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 - 21
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21 - 22

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

SIGNATURES		25

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share and per share data)
	June 30,	September 30,
	2012	2011

Assets

Cash and due from banks	$793	$747
Interest-bearing deposits	6,477	3,081
Total cash and cash equivalents	7,270	3,828

Securities available for sale	40,181	42,818
Securities held to maturity	92	109
Loans receivable, net	109,130	108,616
Real estate owned	444	1,611
Accrued interest receivable	472	516
Federal Home Loan Bank of New York stock, at cost	670	545
Premises and equipment	3,177	3,159
Other assets	2,185	2,666
Total assets	$163,621	$163,868

Liabilities and Stockholders' Equity

Liabilities

Deposits	$135,418	$139,219
Borrowed funds	9,000	6,000
Advances from borrowers for taxes and insurance	630	525
Other liabilities	1,647	1,494
Total liabilities	146,695	147,238

Stockholders' equity

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized;
none issued	-	-
Common stock; $0.10 par value; 20,000,000 shares authorized;
1,718,473 issued	172	172
Additional paid-in-capital	10,287	10,314
Treasury stock; 31,946 shares, at cost	(190)	(190)
Unallocated employee stock ownership plan shares	(175)	(233)
Unallocated restricted stock plan shares	(97)	(87)
Deferred compensation obligation	302	285
Stock purchased for deferred compensation plan	(302)	(285)
Retained earnings - substantially restricted	6,158	5,942
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of tax	861	810
Defined benefit plan, net of tax	(90)	(98)
Total stockholders' equity	16,926	16,630

Total liabilities and stockholders' equity	$163,621	$163,868

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)
	For the Three Months Ended
	June 30,
	2012	2011

Interest income:
Loans receivable	$1,282	$1,398
Securities	259	314
Other interest-earning assets	7	7
Total interest income	1,548	1,719

Interest expense:
Deposits	277	377
Borrowed funds	43	50
Total interest expense	320	427

Net interest income before provision for loan losses	1,228	1,292
Provision for loan losses	0	85
Net interest income after provision for loan losses	1,228	1,207

Non-interest income:
Loan fees	19	20
Account servicing and other	105	93
Gain on sale of loans	8	0
Total non-interest income	132	113

Non-interest expense:
Compensation and benefits	598	581
Occupancy and equipment	113	120
Service bureau and data processing	147	132
Federal deposit insurance premiums	52	51
Real estate owned expense, net	13	53
Other expense	273	374
Total non-interest expense	1,196	1,311

Income before income tax (benefit)	164	9
Income tax (benefit)	60	(2)
Net income	104	11

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale, net of tax	49	163
Adjustment to minimum pension liability	3	3
Comprehensive income	$156	$177

Earnings per common share:
Basic	$0.06	$0.01
Diluted	$0.06	$0.01

Weighted average number of shares outstanding:
Basic	1,665	1,656
Diluted	1,665	1,656

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)
	For the Nine Months Ended
	June 30,
	2012	2011

Interest income:
Loans receivable	$3,939	$4,224
Securities	824	965
Other interest-earning assets	22	29
Total interest income	4,785	5,218

Interest expense:
Deposits	921	1,185
Borrowed funds	138	156
Total interest expense	1,059	1,341

Net interest income before provision for loan losses	3,726	3,877
Provision for loan losses	0	135
Net interest income after provision for loan losses	3,726	3,742

Non-interest income:
Loan fees	58	64
Account servicing and other	302	288
Gain on sale of loans	27	11
Total non-interest income	387	363

Non-interest expense:
Compensation and benefits	1,754	1,738
Occupancy and equipment	346	369
Service bureau and data processing	450	392
Federal deposit insurance premiums	160	211
Real estate owned expense, net	341	81
Other expense	735	832
Total non-interest expense	3,786	3,623

Income before income tax	327	482
Income tax	111	165
Net income	216	317

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale, net of tax	51	(133)
Adjustment to minimum pension liability	8	10
Comprehensive income	$275	$194

Earnings per common share:
Basic	$0.13	$0.19
Diluted	$0.13	$0.19

Weighted average number of shares outstanding:
Basic	1,663	1,653
Diluted	1,663	1,653

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)
							Common		Accumulated
		Additional		Unallocated	Unallocated	Deferred	Stock for		Other
	Common	Paid-in	Treasury	ESOP	RSP	Compensation	Deferred	Retained	Comprehensive
	Stock	Capital	Stock	Shares	Shares	Obligation	Compensation	Earnings	Income	Total

Balance at September 30, 2011	$172	$10,314	$(190)	$(233)	$(87)	$285	$(285)	$5,942	$712	$16,630

Net income for the nine months
ended June 30, 2012	-	-	-	-	-	-	-	216	-	216

Amortization of ESOP shares	-	(34)	-	58	-	-	-	-	-	24

Change in unrealized gain on
securities available for sale,
net of tax	-	-	-	-	-	-	-	-	51	51

Deferred compensation plan	-	-	-	-	-	17	-	-	-	17

Common stock acquired for
deferred compensation plan	-	-	-	-	-	-	(17)	-	-	(17)

Allocation of RSP shares	-	10	-	-	(10)	-	-	-	-	0

Tax expense of stock benefit plans	-	(3)	-	-	-	-	-	-	-	(3)

Adjustment to mimimum pension
liability, net of tax	-	-	-	-	-	-	-	-	8	8

Balance at June 30, 2012	$172	$10,287	$(190)	$(175)	$(97)	$302	$(302)	$6,158	$771	$16,926

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)
	For the Nine Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net income	$216	$317
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation	89	95
Amortization of premiums and discounts, net	42	33
Amortization of deferred loan fees and costs, net	9	19
Provision for loan losses	-	135
Provision for losses on real estate owned	297	65
Originations of loans held for sale, net of repayments	(3,764)	(3,842)
Gain on sale of loans	(27)	(11)
Proceeds from sale of loans held for sale	3,791	4,359
(Gain) loss on disposition of premises and equipment	(4)	2
Decrease (increase) in other assets	442	(104)
Decrease (increase) in accrued interest receivable	44	(21)
Increase in other liabilities	163	148
Amortization/allocation of ESOP and RSP	25	39
Increase in deferred compensation stock obligation	17	33
Net cash provided by operating activities	1,340	1,267

Cash flows from investing activities:
Purchase of securities available for sale	(10,912)	(14,028)
Proceeds from payments and maturities of securities available for sale	13,591	12,542
Proceeds from payments and maturities of securities held to maturity	17	13
Proceeds from sale of loans	-	77
Loan disbursements, net payments	(536)	745
Proceeds from sale of real estate owned	883	610
Purchase of Federal Home Loan Bank stock	(125)	(58)
Purchase of premises and equipment	(107)	(42)
Proceeds from sale of premises and equipment	4	-
Net cash provided by (used in) investing activities	2,815	(141)

Cash flows from financing activities:
Net decrease in deposits	(3,801)	(4,074)
Net increase in short-term borrowed funds	4,000	2,750
Repayment of long-term borrowed funds	(1,000)	(1,000)
Increase in advance payments by borrowers for taxes
and insurance	105	95
Purchase of common shares for deferred compensation plan	(17)	(33)
Net cash used in financing activities	(713)	(2,262)

Net increase (decrease) in cash and cash equivalents	3,442	(1,136)
Cash and cash equivalents at beginning of period	3,828	6,019
Cash and cash equivalents at end of period	$7,270	$4,883

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$1,059	$1,342
Income taxes	1	130

Transfers to real estate owned	14	1,041

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

The results of operations for the three and nine months ended June 30, 2012, are not necessarily indicative of the results to be expected for the year ending September 30, 2012, or any other future interim period.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2011 included in the Company’s Annual Report on Form 10-K.

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

The following is a summary of the Company’s earnings per share calculations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$103,999	$10,554	$215,602	$316,643

Weighted average common shares
outstanding for computation of
basic EPS (1)	1,664,795	1,655,644	1,662,507	1,653,357

Common-equivalent shares due to
the dilutive effect of stock options
and RSP awards	-	-	-	-

Weighted-average common shares
for computation of diluted EPS	1,664,795	1,655,644	1,662,507	1,653,357

Earnings per common share:
Basic	$0.06	$0.01	$0.13	$0.19
Diluted	$0.06	0.01	$0.13	$0.19

(1) Excludes unallocated ESOP shares

NOTE 3 – SECURITIES AVAILABLE FOR SALE

	June 30, 2012
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U.S. Government and Agency Securities:
Due within one year	$1,000,000	$4,840	$-	$1,004,840
Due after one year through five years	6,000,000	109,070	-	6,109,070
Due after five years through ten years	10,853,837	138,438	-	10,992,275

Marketable Equity Securities	2,888	-	2,784	104

Residential Mortgage-backed Securities	20,890,022	1,184,613	-	22,074,635

	$38,746,747	$1,436,961	$2,784	$40,180,924

	September 30, 2011
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U.S. Government and Agency Securities:
Due after one year through five years	$8,000,000	$120,410	$-	$8,120,410
Due after five years through ten years	10,997,704	58,196	930	11,054,970

Marketable Equity Securities	2,888	-	2,792	96

Residential Mortgage-backed Securities	22,467,391	1,175,179	450	23,642,120

	$41,467,983	$1,353,785	$4,172	$42,817,596

There were no sales of investment securities or mortgage-backed securities during the nine months ended June 30, 2012.

The following tables provide a summary of securities available for sale which were in an unrealized loss position at June 30, 2012 and September 30, 2011.  Approximately $2,800 or 100% and $2,800 or 67% of the unrealized loss as of June 30, 2012 and September 30, 2011, respectively, was comprised of securities in a continuous loss position for twelve months or more.  Unrealized losses on government and agency and mortgage-backed debt securities are caused primarily by changes in market interest rates.  The Company does not intend to sell these securities and it is not likely that we would be required to sell them before recovery of the amortized cost basis.

	June 30, 2012
	Under One Year		One Year or More

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

Marketable Equity Securities	$-	$-	$104	$2,784

Total available for sale	$-	$-	$104	$2,784

	September 30, 2011
	Under One Year		One Year or More

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. Government and Agency Securities	$999,070	$930	$-	$-
Marketable Equity Securities	-	-	96	2,792
Residential Mortgage-backed Securities	1,026,552	450	-	-

Total available for sale	$2,025,622	$1,380	$96	$2,792

NOTE 4 – SECURITIES HELD TO MATURITY

	June 30,	September 30,
	2012	2011

Residential Mortgage-backed Securities:
Amortized cost	$92,298	$109,236
Gross unrealized gains	2,612	3,424
Gross unrealized losses	-	-

Estimated fair value	$94,910	$112,660

NOTE 5 – LOANS RECEIVABLE, NET

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

The following tables reflect the aging and accrual status of our loan portfolio by portfolio segment and class as of June 30, 2012 and September 30, 2011.

	Past Due					Total
	30-59	60-89	90+			Loans		90+ and
June 30, 2012	Days	Days	Days	Total	Current	Receivable	Non-accrual	Accruing
				(In thousands)
Residential:
Mortgage	$ -	$ 35	$ 495	$ 530	$ 58,211	$ 58,741	$735	$ -
Home equity	43	81	207	331	26,343	26,674	239	-
Commercial purpose	-	-	1,037	1,037	23,468	24,505	846	191
Consumer:
Account loans	-	-	-	-	45	45	-	-
Unsecured	-	-	-	-	87	87	-	-
Other	-	-	-	-	43	43	-	-
	$ 43	$ 116	$ 1,739	$ 1,898	$ 108,197	$ 110,095	$1,820	$ 191

	Past Due					Total
	30-59	60-89	90+			Loans		90+ and
September 30, 2011	Days	Days	Days	Total	Current	Receivable	Non-accrual	Accruing
				(In thousands)
Residential:
Mortgage	$ 36	$ -	$ 209	$ 245	$ 55,882	$ 56,127	$209	$ -
Home equity	91	72	140	303	26,620	26,923	140	-
Commercial purpose	-	-	526	526	26,073	26,599	335	191
Consumer:
Account loans	-	-	-	-	47	47	-	-
Unsecured	-	-	-	-	79	79	-	-
Other	36	-	-	36	71	107	-	-
	$ 163	$ 72	$ 875	$ 1,110	$ 108,772	$ 109,882	$684	$ 191

One of the primary methods we use as an indicator of the credit quality of our residential and commercial purpose portfolios is the regulatory classification system, along with impaired loan determinations.  For the consumer portfolio segment, payment performance is our primary indicator of credit quality.  The following tables reflect the credit quality indicators by portfolio segment and class, as of June 30, 2012 and September 30, 2011:

Credit Risk Profile by Classification:
	Residential Mortgage		Home Equity		Commercial Purpose
	June 30,	September 30,	June 30,	September 30,	June 30,	September 30,
(In thousands)	2012	2011	2012	2011	2012	2011

Pass	$56,754	$54,389	$26,322	$26,590	$16,668	$16,896
Special mention	1,252	1,493	113	193	3,932	4,374
Substandard	735	245	219	140	3,905	5,116
Doubtful	-	-	-	-	-	-
Loss	-	-	20	-	-	213
Total	$58,741	$56,127	$26,674	$26,923	$24,505	$26,599

Credit Risk Profile by Performance:
	Consumer
	Account Loans		Consumer Unsecured		Other Consumer
	June 30,	September 30,	June 30,	September 30,	June 30,	September 30,
(In thousands)	2012	2011	2012	2011	2012	2011

Performing	$45	$47	$87	$79	$43	$107
Non-performing	-	-	-	-	-	-
Total	$45	$47	$87	$79	$43	$107

Additional information about impaired loans, by portfolio segment and class, is as follows:

	As of June 30, 2012			As of September 30, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance

With no related allowance:
Residential
Mortgage	$-	$-	$-	$-	$-	$-
Home equity	135	135	-	140	140	-
Commercial purpose	1,129	1,129	-	1,441	1,441	-
	1,264	1,264	-	1,581	1,581	-

With a related allowance:
Residential
Mortgage	-	-	-	-	-	-
Home equity	72	72	20	-	-	-
Commercial purpose	296	296	91	507	507	213
	368	368	111	507	507	213

Total:
Residential
Mortgage	-	-	-	-	-	-
Home equity	207	207	20	140	140	-
Commercial purpose	1,425	1,425	91	1,948	1,948	213
Total impaired	$1,632	$1,632	$111	$2,088	$2,088	$213

	For the Three Months Ended				For the Nine Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized

With no related allowance:
Residential
Mortgage	$157	$13	$24	$-	$83	$13	$28	$-
Home equity	160	1	108	-	153	1	69	-
Commercial purpose	1,135	15	1,622	18	1,178	48	1,046	18
	1,452	29	1,754	18	1,414	62	1,143	18

With a related allowance:
Residential
Mortgage	-	-	80	-	-	-	390	-
Home equity	72	-	-	-	43	-	-	-
Commercial purpose	463	3	3,230	1	564	10	3,358	7
	535	3	3,310	1	607	10	3,748	7

Total:
Residential
Mortgage	157	13	104	-	83	13	418	-
Home equity	232	1	108	-	196	1	69	-
Commercial purpose	1,598	18	4,852	19	1,742	58	4,404	25
Total impaired	$1,987	$32	$5,064	$19	$2,021	$72	$4,891	$25

An analysis of the allowance for loan losses and the related loans receivable balances at or for the nine months ended June 30, 2012 and 2011 is as follows:

		Commercial
	Residential	Purpose	Consumer	Unallocated	Total
June 30, 2012	(In thousands)

Allowance for loan losses:

Beginning balance	$216	$982	$3	$103	$1,304
Provision for loan losses	136	(60)	(1)	(75)	-
Charge-offs	(94)	(228)	-	-	(322)
Recoveries	-	12	-	-	12
Ending Balance	$258	$706	$2	$28	$994

Ending balance, allowance for loan losses:

Loans individually evaluated for impairment	$20	$91	$-	$-	$111
Loans collectively evaluated for impairment	238	615	2	28	883
Total	$258	$706	$2	$28	$994

Related loan receivable balance:

Loans individually evaluated for impairment	$207	$1,425	$-		$1,632
Loans collectively evaluated for impairment	85,208	23,080	175		108,463
Total	$85,415	$24,505	$175		$110,095

		Commercial
	Residential	Purpose	Consumer	Unallocated	Total
June 30, 2011	(In thousands)

Allowance for loan loss activity:

Beginning balance	$484	$2,664	$18	$42	$3,208
Provision for loan losses	(143)	311	(14)	(19)	135
Charge-offs	(107)	(773)	-	-	(880)
Recoveries	-	44	-	-	44
Ending Balance	$234	$2,246	$4	$23	$2,507

Ending balance, allowance for loan losses:

Loans individually evaluated for impairment	$-	$1,376	$-	$-	$1,376
Loans collectively evaluated for impairment	234	870	4	23	1,131
Total	$234	$2,246	$4	$23	$2,507

Related loan receivable balance:

Loans individually evaluated for impairment	$140	$4,269	$-		$4,409
Loans collectively evaluated for impairment	82,443	24,809	265		107,517
Total	$82,583	$29,078	$265		$111,926

NOTE 6 – BENEFIT PLANS

Stock Option Plan

The Company has stock option plans (“Plans”) which authorize the issuance of up to 168,746 shares upon the exercise of stock options that may be awarded to officers, directors, key employees, and other persons providing services to the Company.  Shares issued on the exercise of options may be authorized but unissued shares, treasury shares or shares acquired on the open market.  The options granted under the Plans constitute either Incentive Stock Options or Non-Incentive Stock Options.  The options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant and expire not more than 10 years after the date of grant.  At June 30, 2012, there were 26,434 shares remaining for future option awards.

The following table summarizes activity under the Plans for the nine months ended June 30, 2012:

		Average
	Number of	Exercise
	Shares	Price

Outstanding September 30, 2011	103,242	$11.283
Forfeited	(10,000)	12.725
Outstanding June 30, 2012	93,242	$11.128

The following table summarizes all options outstanding as of June 30, 2012, all of which are exercisable:

Number	Exercise	Remaining
of Shares	Price	Contractual Life

54,642	$10.000	3.6 years
38,600	12.725	4.2 years

93,242	$11.128	3.8 years

No stock option expense was recorded in the nine months ended June 30, 2012 or 2011 because all options were previously fully vested.

Restricted Stock Plan

The Company has restricted stock plans (“Plans”) which provide for the award of shares of restricted stock to directors, officers and employees.  The Plans provide for the purchase of 67,496 shares of common stock in the open market to fund such awards.  All of the Common Stock to be purchased by the Plans is purchased at the fair market value on the date of purchase.  Awards under the Plans are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company’s Board of Directors and as a means of providing a further retention incentive.  Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant.  Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date.  As of June 30, 2012, there were 22,448 shares remaining for future awards.  Compensation expense for the Plans was approximately $800 and $1,900, respectively, for the three and nine months ended June 30, 2012, compared to $3,300 and $11,200 for the same 2011 periods.

The following table summarizes changes in unvested shares for the nine months ended June 30, 2012:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value

Outstanding September 30, 2011	2,796	$6.948
Granted	-	-
Vested	(1,195)	8.553
Forfeited	(1,044)	5.750

Outstanding June 30, 2012	557	$5.750

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

The ESOP is accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 718.  The ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition.  As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $8,800 and $24,200, respectively, for the three and nine-month periods ended June 30, 2012, compared to $10,900 and $31,400 for the same 2011 periods.

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or observable market data.

Level 3:	Unobservable inputs where there is little, if any, market activity and that are developed based on the best information available under the circumstances.

Determination of the appropriate level within the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2012
Securities available for sale:
U.S. government and agency securities	$-	$18,106	$-	$18,106
Mortgage-backed securities	-	22,075	-	22,075

September 30, 2011
Securities available for sale:
U.S. government and agency securities	$-	$19,175	$-	$19,175
Mortgage-backed securities	-	23,642	-	23,642

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy level, are summarized below:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2012
Impaired loans	$-	$-	$257	$257
Real estate owned	-	-	444	444

September 30, 2011
Impaired loans	$-	$-	$293	$293

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

Real estate owned represents properties that have been acquired in foreclosure or by deed-in-lieu of foreclosure.   The assets are written down to fair value less estimated costs to sell at the time of foreclosure.  Fair value is based on the appraised value, which may be adjusted based on management’s review and market conditions.  Subsequent valuations are periodically performed and if the value has declined, an allowance would be established with a charge to operations.  Additional impairments of $0 and $297,200, respectively, were recorded during the three and nine months ended June 30, 2012 as a provision for REO losses, compared to $46,000 and $65,000 for the same 2011 periods.

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2012		September 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$7,270	$7,270	$3,828	$3,828
Securities available for sale	40,181	40,181	42,818	42,818
Securities held to maturity	92	95	109	113
Loans receivable	109,130	111,711	108,616	112,976
Accrued interest receivable	472	472	516	516
FHLB stock	670	670	545	545

Financial Liabilities

Deposits	135,418	136,378	139,219	141,293
Borrowed funds	9,000	9,157	6,000	6,274

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has considered whether any events or transactions occurring after June 30, 2012 would require recognition or disclosure in the financial statements as of or for the three-month or nine-month periods ended June 30, 2012.  No such subsequent events were identified.

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

Overview

At June 30, 2012, the Company had total assets, deposits, borrowings and stockholders’ equity of $163.6 million, $135.4 million, $9.0 million and $16.9 million, respectively.  For the three months ended June 30, 2012, the Company reported net income of $104,000, or $.06 per diluted share, compared to net income of $11,000, or $.01 per diluted share, for the same period in 2011.  For the nine months ended June 30, 2012, the Company reported net income of $216,000, or $.13 per diluted share, compared to net income of $317,000, or $.19 per diluted share, for the same period in 2011.  The changes in earnings in the three and nine months ended June 30, 2012 compared to the same periods in 2011 are primarily attributable to changes in net real estate owned expense and collection expenses, partially offset by changes in income tax expense.  Real estate owned expense, net and other expense totaled $286,000 and $1,076,000 for the three and nine months ended June 30, 2012, respectively, compared to $427,000 and $913,000 for the same 2011 periods.

Formal Agreement

On July 23, 2012, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary federal regulator, in response to regulatory concerns raised in the Bank’s most recent regulatory examination report dated August 1, 2011. The formal agreement requires the Bank to adopt revisions to its Criticized Asset Reduction Plan to protect the Bank’s interests in assets criticized by the examiners or in internal or external loan reviews.  The Bank may not extend credit to borrowers whose loans are criticized by examiners or in loan reviews unless necessary to protect the interests of the Bank.  The Bank must also adopt a written capital plan with specific plans for maintaining capital levels to support the Bank’s current size, condition and risk profile.  The Bank may not pay dividends without prior written non-objection from the OCC.  The Bank must also develop a profit plan to improve and sustain the Bank’s earnings.  In addition, the Board must undertake a review of management’s capabilities and develop a management succession plan.  The formal agreement further requires the adoption of a revised contingency funding plan, changes to the Bank’s internal audit program and revisions to its information security program. The Bank has been working on the items called for in the formal agreement over the past year.  Management believes that it has already completed many of the items and has made significant progress in complying with the terms of the agreement.  The formal agreement replaces and supersedes the Supervisory Agreement previously entered into with the Office of Thrift Supervision, dated as of June 17, 2009

Changes in Financial Condition

Total assets decreased by $247,000 or .15%, to $163.6 million at June 30, 2012, from $163.9 million at September 30, 2011.  Cash and cash equivalents increased by $3.4 million while investment securities decreased by $2.7 million and loans receivable, net, increased by $514,000.  Real estate owned decreased by $1.2 million, to $444,000 from $1.6 million.  Eight properties were sold during the nine months ended June 30, 2012, leaving one property in the REO portfolio.  Deposits decreased by $3.8 million, or 2.7%, with a decrease in certificates of deposit of $8.4 million, partially offset by an increase in core deposit accounts of 4.6 million.  The ratio of core deposits (non-certificates) to total deposits continues to improve, increasing to 59.2% at June 30, 2012 from 54.2% at September 30, 2011.  Borrowed funds increased by $3.0 million, to $9.0 million at June 30, 2012 from $6.0 million at September 30, 2011.  Stockholders’ equity increased by $296,000, primarily attributable to net income of $216,000 for the nine months ended June 30, 2012.

Results of Operations

Net Interest Income.   For the three-months ended June 30, 2012, the Company reported net interest income before provision for loan losses of $1,228,000, compared to $1,292,000 for the same period in 2011.  The decrease in net interest income was the result of a decrease in interest income of $171,000, partially offset by a decrease in interest expense of $107,000.  The interest rate spread was 2.97% for the three months ended June 30, 2012 compared to 3.03% for the three months ended June 30, 2011, while the net interest margin was 3.23% for the 2012 period compared to 3.31% for the 2011 period.  For the nine-month period ended June 30, 2012, the Company reported net interest income before provision for loan losses of $3,726,000, compared to $3,877,000 for the nine months ended June 30, 2011.  The interest rate spread was 2.96% for the nine months ended June 30, 2012 compared to 3.00% for the nine months ended June 30, 2011, while the net interest margin was 3.22% for the 2012 period compared to 3.28% for the 2011 period.  The ratio of average interest-earning assets to average interest-bearing liabilities increased to 131.2% and 128.2% for the three and nine months ended June 30, 2012, respectively, from 125.1% and 124.6% for the same 2011 periods.

The average balance of total interest-earning assets for the three months ended June 30, 2012 decreased by $4.3 million compared to the three months ended June 30, 2011, while the average yield decreased to 4.08% from 4.41%.  The decrease in total interest income of $171,000 for the three months ended June 30, 2012 is comprised of a decrease in interest income of $116,000 on loans receivable and a decrease of $55,000 in interest income on investment securities and other interest-earning assets.  Average loan receivable balances decreased by $1.8 million for the three months ended June 30, 2012 compared to the same 2011 period, while the average yield decreased to 4.68% from 5.01%. The average balance of loans decreased as repayment levels on loans exceeded origination volume.  The decrease in loan yields is attributable to both a shift in the portfolio composition as well as residential mortgage and home equity loan refinances to lower rates.  The makeup of the loan portfolio continues to shift, with a greater percentage of loans in residential mortgage and home equity loans and a lesser percentage in commercial purpose loans.  For the three months ended June 30, 2012, the average balance of securities and other interest-earning assets decreased by $2.5 million compared to the same 2011 period, while the average yield decreased to 2.54% from 2.89%.

The average balance of total interest-earning assets for the nine months ended June 30, 2012 decreased by $3.5 million compared to the nine months ended June 30, 2011 while the average yield decreased to 4.14% from 4.42%. The decrease in total interest income of $433,000 for the nine months ended June 30, 2012 is comprised of a decrease in interest income of $285,000 on loans receivable and a decrease of $148,000 in interest income from securities and other interest-earning assets.  Average loan receivable balances decreased by $2.3 million for the nine months ended June 30, 2012 compared to the same 2011 period, while the average yield decreased to 4.78% from 5.02%.  For the nine months ended June 30, 2012, the average balance of securities and other interest-earning assets decreased by $1.2 million compared to the same 2011 period, while the average yield decreased to 2.56% from 2.94%.

The average balance of interest-bearing liabilities decreased by $9.0 million for the three months ended June 30, 2012 compared to same 2011 period, while the average cost decreased to 1.11% from 1.38%.  The decrease in total interest expense of $107,000 for the three months ended June 30, 2012 is comprised of a $100,000 decrease in interest expense on deposits and a $7,000 decrease in interest expense on borrowings.  Average interest-bearing deposit balances decreased by $8.4 million with a decrease in the average cost to 1.02% for the three months ended June 30, 2012, compared to 1.29% for the same 2011 period, while average borrowings decreased by $600,000, with a decrease in the average cost to 2.77% from 2.92%.

The average balance of interest-bearing liabilities decreased by $6.2 million for the nine months ended June 30, 2012 compared to same 2011 period, while the average cost decreased to 1.18% from 1.42%.  The decrease in total interest expense of $282,000 for the nine months ended June 30, 2012 is comprised of a $264,000 decrease in interest expense on deposits and an $18,000 decrease in interest expense on borrowings.  Average interest-bearing deposit balances decreased by $6.4 million with a decrease in the average cost to 1.09% for the nine months ended June 30, 2012, compared to 1.33% for the same 2011 period, while average borrowings increased by $142,000, with a decrease in the average cost to 2.53% from 2.92%.

Provision for Loan Losses.   There was no provision for loan losses for the three and nine month periods ended June 30, 2012, compared to $85,000 and $135,000, respectively, for the same periods in 2011.  Charge-offs of $322,000 and $880,000 were recorded during the nine months ended June 30, 2012 and 2011, respectively.  At June 30, 2012, the allowance for loan losses was $994,000 (.90% of the loan portfolio and 49.4% of non-performing loans) compared to $1,305,000 (1.19% of the loan portfolio and 149.17% of non-performing loans) at September 30, 2011. Non-performing loans, consisting of non-accrual loans and accruing loans more than 90 days delinquent, were $2.0 million or 1.83% of total loans at June 30, 2012, compared to $875,000 or .80% at September 30, 2011 and $3.2 million or 2.86% at June 30, 2011.  Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio.  This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors.  However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts. See also Note 5 – Loans Receivable, Net.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Balance - beginning	$1,217,541	$3,114,690	$1,304,500	$3,207,851
Provision for loan losses	-	85,000	-	135,000
Charge-offs	(227,862)	(729,069)	(322,116)	(879,958)
Recoveries	4,540	36,157	11,835	43,885

Balance - ending	$994,219	$2,506,778	$994,219	$2,506,778

Non-interest Income. Non-interest income increased $19,000, or 16.8%, to $132,000 for the three months ended June 30, 2012 and $24,000, or 6.6%, to $387,000 for the nine months ended June 30, 2012, compared to the same 2011 periods.  Account servicing and other fees increased by $12,000 and $14,000 for the three and nine months ended June 30, 2012, respectively, primarily as a result of an increase in fees from debit card transactions, partially offset by a decrease in NSF fees.  Gain on sale of loans increased by $8,000 and $16,000 for the three and nine months ended June 30, 2012, respectively, with secondary market loan volumes driven by mortgage rates at new lows once again.

Non-interest Expense.   Non-interest expense decreased $115,000, or 8.8%, to $1,196,000 for the three months ended June 30, 2012, from $1,311,000 for the same period in 2011, and increased $163,000, or 4.5%, to $3,786,000 for the nine months ended June 30, 2012, from $3,623,000 for the same 2011 period.  The components of non-interest expense which experienced the most significant changes were real estate owned expense, net and other expense.  Real estate owned expense decreased by $40,000 for the three months ended June 30, 2012, respectively, compared to the same 2011 period, primarily due to the absence of provisions for losses on our REO in the 2012 period.  For the nine months ended June 30, 2012, real estate owned expense increased by $260,000 compared to the same 2011 period, primarily due to an increase in provisions for losses on REO properties, reflecting a decline in fair values of properties in the REO portfolio.  Other expense decreased by $101,000 and $97,000 for the three and nine months ended June 30, 2012, respectively, compared to the same 2011 periods, primarily due to a reduction in problem loan-related costs.  Service bureau and data processing expense increased by

$15,000 and $58,000 for the three and nine months ended June 30, 2012, respectively, compared to the same 2011 periods, largely due to an increase in the level of outside support required in the administration of our network and equipment during the period.  Federal deposit insurance premiums were essentially unchanged for the three months ended June 30, 2012 compared to the same 2011 period.  For the nine months ended June 30, 2012, federal deposit insurance premiums decreased by $51,000 compared to the same 2011 period, primarily due to the changes in the assessment base and rates, effective as of April 1, 2011.

Income Taxes.  The Company recorded income tax expense of $60,000 and a tax benefit of $2,000 for the three months ended June 30, 2012 and 2011, respectively.  For the nine months ended June 30, 2012 and 2011, the Company recorded tax expense of $111,000 and of $165,000, respectively, reflecting an effective tax rate of 33.9% and 34.2%, respectively.

Liquidity and Regulatory Capital Compliance

On June 30, 2012, the Bank was in compliance with its regulatory capital requirements as follows:

(Dollars in thousands)	Amount	Ratio

Tangible capital	$14,096	8.70%
Tangible capital requirement	2,429	1.50%
Excess over requirement	$11,667	7.20%

Core capital	$14,096	8.70%
Core capital requirement	6,478	4.00%
Excess over requirement	$7,618	4.70%

Risk-based capital	$15,090	16.11%
Risk-based capital requirement	7,493	8.00%
Excess over requirement	$7,597	8.11%

The Company anticipates that it will have sufficient funds available to meet its current commitments.  As of June 30, 2012, the Bank had outstanding commitments to fund loans of $2.1 million, commitments on unused lines of credit of $13.0 million, undisbursed construction loans of $211,000 and $1.2 million in commitments to sell loans.  Certificates of deposit scheduled to mature in one year or less as of June 30, 2012 totaled $33.8 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

	At or for the Three Months
	Ended June 30,
	2012 (1)	2011 (1)
Earnings per common share (2):
Basic	$0.06	$0.01
Diluted	$0.06	$0.01
Return on average assets (1)	0.26%	0.03%
Return on average equity (1)	2.47%	0.26%
Interest rate spread (1)	2.97%	3.03%
Net interest margin (1)	3.23%	3.31%
Non-interest expense to average assets (1)	2.97%	3.18%
Non-performing assets to total assets	1.50%	2.62%
Non-performing loans to total loans	1.83%	2.86%
Book value per share (3)	$10.04	$9.69

(1)	The ratios for the three month periods presented are annualized.
(2)	The average number of shares outstanding during the three months ended June 30, 2012 was 1,664,795 basic and diluted. The average number of shares outstanding during the three months ended June 30, 2011 was 1,655,644 basic and diluted.
(3)	There were 1,686,527 shares outstanding at June 30, 2012 and June 30, 2011.

	For the Nine Months
	Ended June 30,
	2012 (1)	2011 (1)
Earnings per common share (2):
Basic	$0.13	$0.19
Diluted	$0.13	$0.19
Return on average assets (1)	0.18%	0.26%
Return on average equity (1)	1.71%	2.61%
Interest rate spread (1)	2.96%	3.00%
Net interest margin (1)	3.22%	3.28%
Non-interest expense to average assets (1)	3.11%	2.92%

(1)	The ratios for the nine month periods presented are annualized.
(2)	The average number of shares outstanding during the nine months ended June 30, 2012 was
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

ITEM 1A.	RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number Of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number Of Shares (or Units) Purchased as Part Of Publicly Announced Plans or Programs*	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
April 1 through 30	-	-	-	62,996
May 1 through 31	- 4,100 **	$4.00	-	62,996
June 1 through 30	-	-	-	62,996
Total	4,100	$4.00	-

*	The Company announced the repurchase of up to approximately 85,500 shares on December 13, 2005 and 47,000 shares for the RSP on January 31, 2006

**	Represents shares purchased for the Deferred Compensation Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

(a)	Not applicable
(b)	Not applicable

ITEM 6.	EXHIBITS

List of Exhibits:

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.1	Directors Consultation and Retirement Plan*******
10.2	Stock Option Plan****
10.3	Restricted Stock Plan****
10.4	Employment Agreement between Janice A. Summers and Roebling Bank********
10.5	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.6	Roebling Bank 2006 Restricted Stock Plan*****
10.7	Directors Change in Control Severance Plan******
10.8	Directors Deferred Compensation Agreement between John J. Ferry and Roebling Bank*******
10.9	Directors Deferred Compensation Agreement between George N. Nyikita and Roebling Bank*******
10.10	Directors Deferred Compensation Agreement between Mark V. Dimon and Roebling Bank********
10.11	Formal Agreement, dated July 23, 2012*********
31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
     32      Section 1350 Certification
101	Interactive Data Files +

*	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-59069) filed with the Commission on September 30, 2004.
**	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.
***	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.
****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-119839) filed with the Commission on October 20, 2004.
*****	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-132059) filed with the Commission on February 27, 2006.
******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008.
*******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
********	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
*********	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 27, 2012.
+	To be filed by amendment as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

ROEBLING FINANCIAL CORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROEBLING FINANCIAL CORP, INC.

Date:	August 9, 2012	By:	/s/ Janice A. Summers
Janice A. Summers
Acting President, Chief Operating Officer and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)