Form 10-Q/A
period 2012-06-30
Roebling Financial Corp, Inc.
filed 2012-09-07
CIK 1293283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report Form 10-Q for the period ended June, 30, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 9, 2012, is to furnish Exhibit 101 to the Form 10-Q, which provides certain items from our Form 10-Q formatted in Extensible Business Reporting Language (“XBRL”).

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.                      EXHIBITS

List of Exhibits:

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***
10.1	Directors Consultation and Retirement Plan*******
10.2	Stock Option Plan****
10.3	Restricted Stock Plan****
10.4	Employment Agreement between Janice A. Summers and Roebling Bank********
10.5	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.6	Roebling Bank 2006 Restricted Stock Plan*****
10.7	Directors Change in Control Severance Plan******
10.8	Directors Deferred Compensation Agreement between John J. Ferry and Roebling Bank*******
10.9	Directors Deferred Compensation Agreement between George N. Nyikita and Roebling Bank*******
10.10	Directors Deferred Compensation Agreement between Mark V. Dimon and Roebling Bank********
10.11	Formal Agreement, dated July 23, 2012*********
31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer†
32	Section 1350 Certification †
101	Interactive Data Files ††

_________________________
†	Previously filed with Roebling Financial Corp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (filed on August 9, 2012).

††
Attached as Exhibits 101 to this Form 10-Q/A Amendment No. 1 are documents formatted in XBRL (Extensible Business Reporting Language).  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

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

ROEBLING FINANCIAL CORP, INC.

Date:	September 7, 2012	By:	/s/ Janice A. Summers
Janice A. Summers
Senior Vice President, Chief Operating Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial
and Accounting Officer)