Form 10-K
period 2012-09-30
Roebling Financial Corp, Inc.
filed 2012-12-19
CIK 1293283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2012
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

Registrant’s Telephone Number, including area code (609) 668-6500

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
☒ YES     ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4.6 million as of the last business day of the registrant’s most recently completed second quarter (March 30, 2012) based on the last sale ($3.75 per share) reported on the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term “affiliate” refers to all directors and executive officers of the registrant, the registrant’s stock benefit plan trusts and all shareholders beneficially owning more than 10% of the registrant’s common stock.

As of December 14, 2012, there were 1,686,527 shares of the registrant’s common stock issued and outstanding.

ROEBLING FINANCIAL CORP, INC.
ANNUAL REPORT ON FORM 10-K
for the fiscal year ended September 30, 2012

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

The Company’s headquarters are located at Route 130 South and Delaware Avenue, Roebling, New Jersey 08554, its main telephone number is (609) 668-6500 and its website address is www.roeblingbank.com.

Formal Agreement

On July 23, 2012, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary federal regulator, in response to regulatory concerns raised in the Bank’s regulatory examination report dated August 1, 2011.  The Bank has been working on the items called for in the formal agreement over the past year.  Management believes that it has already completed many of the items and has made significant progress in complying with the terms of the agreement.  The formal agreement replaces and supersedes the Supervisory Agreement previously entered into with the Office of Thrift Supervision (“OTS”), dated as of June 17, 2009.

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

Lending Activities

The Company’s principal lending activity is the origination of loans secured by real property in Southern New Jersey. At September 30, 2012, the Bank’s loan portfolio included $62.8 million in loans secured by liens on one-to-four family properties, $26.6 million in home equity loans, $14.3 million in loans secured by commercial real estate, $358,000 in loans secured by land or properties under construction and $2.8 million in loans secured by multi-family properties. The Bank’s loan portfolio also includes commercial and consumer loans.  The majority of the Bank’s borrowers are located in Southern New Jersey and could be expected to be similarly affected by economic and other conditions in this area. The Company does not believe that there are any other concentrations of loans or borrowers in its portfolio.

Loan Portfolio Composition. The following table sets forth information concerning the composition of the Company’s loan portfolio in dollar amounts and in percentages of the total loan portfolio as of the dates indicated.

	At September 30,
	2012		2011		2010
	$	%	$	%	$	%
	(Dollars in thousands)
Real estate loans:
One-to-four family (1)	$62,831	58.52%	$63,232	57.43%	$61,113	53.04%
Multi-family	2,770	2.58	2,880	2.61	2,994	2.60
Construction and land	358	0.33	370	0.34	2,814	2.44
Commercial real estate	14,257	13.28	15,926	14.46	18,936	16.44
Total real estate loans	80,216	74.71	82,408	74.84	85,857	74.52
Consumer and other loans:
Home equity	26,555	24.73	26,923	24.45	28,250	24.52
Commercial	435	0.41	546	0.50	743	0.65
Other consumer	161	0.15	233	0.21	357	0.31
Total consumer and other loans	27,151	25.29	27,702	25.16	29,350	25.48
Total loans	107,367	100.00%	110,110	100.00%	115,207	100.00%

Less:
Loans in process	63		227		58
Net deferred loan origination fees (costs)	(27)		(38)		(26)
Allowance for loan losses	1,330		1,305		3,208
Total loans, net	$106,001		$108,616		$111,967

______
(1)           Includes $150,000, $0 and $506,000 in loans held for sale at September 30, 2012, 2011 and 2010, respectively.

Loan Maturity Table. The following table sets forth the contractual maturities of the Company’s loan portfolio at September 30, 2012. The table does not reflect anticipated prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities. Demand loans, loans having no stated schedule of payments and no stated maturity and overdrafts are shown as due in one year or less. Amounts shown are net of loans in process.

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(In thousands)
Real estate loans:
One-to-four family	$626	$682	$61,523	$62,831
Multi-family	—	—	2,770	2,770
Construction and land	254	—	41	295
Commercial real estate	1,027	2,048	11,182	14,257
Consumer and other loans:
Home equity	150	2,642	23,763	26,555
Commercial	176	120	139	435
Other consumer	7	76	78	161
Total	$2,240	$5,568	$99,496	$107,304

The following table sets forth as of September 30, 2012 the dollar amount of all loans due after September 30, 2013, according to rate type and loan category.

		Floating or
	Fixed Rates	Adjustable Rates	Total
	(In thousands)
Real estate loans:
One-to-four family	$31,698	$30,507	$62,205
Multi-family	—	2,770	2,770
Construction and land	—	41	41
Commercial real estate	2,837	10,393	13,230
Consumer and other loans:
Home equity	15,911	10,494	26,405
Commercial	120	139	259
Other consumer	117	37	154
Total	$50,683	$54,381	$105,064

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

The Company’s portfolio also includes mortgage loans on non-owner occupied one-to-four family residences. Such loans are generally offered with variable rates or balloons which typically adjust or mature, respectively, within 10 years. Renewal of balloon mortgage loans is based on the credit history as well as the current qualification of the borrower at the time of renewal. Loan origination fees on loans are generally 0% to 3% of the loan amount depending on the market rate and customer demand.  At September 30, 2012, the Bank’s one-to-four family mortgage portfolio included approximately $5.8 million in loans secured by non-owner-occupied residential properties.  Loans secured by non-owner-occupied property are generally considered to involve a higher degree of credit risk than the financing of owner-occupied properties since repayment may be affected by the continued receipt of rental income from such properties.

The Company generally retains adjustable and shorter-term, fixed-rate loans in its portfolio and sells qualifying longer-term fixed-rate loans to Fannie Mae pursuant to forward commitments and retains the servicing rights.  Generally, fixed-rate loans have a 10 to 40 year term to maturity. Non-conforming, fixed-rate loans are both retained in the Company’s portfolio and sold in the secondary market to private entities, servicing released. At September 30, 2012 there were $150,000 in loans held for sale.  See “-- Loan Servicing, Purchases and Sales.”

Construction and Land Lending. The Company’s loan portfolio includes residential construction loans and loans secured by undeveloped land.  Construction loans are made to local individuals for the purpose of constructing their single-family residence and are generally limited to the counties within or surrounding the Company’s primary market areas. Land loans are generally made to builders and developers for the purpose of constructing improvements thereon.

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

The Company’s portfolio also includes high loan-to-value fixed-rate and non-owner occupied fixed-rate equity loans. Such loans are generally subject to loan to value limitations of 90% and 70%, respectively, including any other outstanding mortgages or liens. These loans are for terms of one to seven years. The Company will generally not take a position lower than a second lien.

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

Loans-to-One-Borrower Limit. Under federal law, a federal savings bank generally may not lend to one borrower in an amount greater than the higher of $500,000 or 15% of its unimpaired capital and surplus. At September 30, 2012, our legal loans-to-one-borrower limit was approximately $2.3 million.  During 2009, we reduced our internal loans-to-one-borrower limit to $1,000,000 going forward.

At September 30, 2012, our largest lending relationship was $1.6 million and consisted of two loans.  One of the loans has a $1.5 million balance and is secured by an owner-occupied, single-family residence.  The other loan, with a $56,000 balance, is secured by business assets.  Our next largest lending relationship was $1.4 million and consisted of a participation in a commercial real estate loan secured by a motel.  All such loans are current.

Loan Originations and Approval Authority. Loan originations are generally obtained from existing customers, members of the local community, and referrals from real estate brokers, lawyers, accountants, and current and past customers within the Company’s lending area.

Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to confirm specific information relating to the loan applicant’s employment, income and credit standing. An appraisal or valuation determination, subject to regulatory requirements, of the real estate intended to secure the proposed loan is undertaken. The President and Chief Financial Officer have lending authority to make mortgage and commercial loans of up to $250,000 and unsecured loans of up to $15,000 while the Bank’s Loan Officers have lesser lending authorities to make secured and unsecured loans. A Loan Committee of management has the authority to make secured loans up to $400,000.  All other loans must be approved by the Board of Directors.  All loans originated or purchased are underwritten by a lending officer, subject to the loan underwriting policies as approved by the Board of Directors. All purchased and originated loans are approved or ratified by the Board of Directors.

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

The Company generally underwrites fixed-rate, one-to-four family mortgage loans pursuant to Fannie Mae guidelines to facilitate sale in the secondary market. Fixed-rate mortgage loans may be sold with servicing retained. Non-conforming, fixed-rate loans may be sold in the secondary market to private entities, and the servicing of such loans may be sold. Commercial purpose loans or participations may be sold, generally to stay within loan-to-one-borrower limits and generally with servicing retained. During the year ended September 30, 2012, the Company sold $5.6 million of loans. The Company had $150,000 in loans held-for-sale at September 30, 2012.  The Company recognized loan servicing fees of $44,000 for the year ended September 30, 2012. As of September 30, 2012, loans serviced for others totaled $19.0 million.

The Company sells participations in its loans to other banks and purchases participations in loans from other banks. Roebling Bank has also purchased participations in affordable housing and community development loans originated by the Thrift Institutions Community Investment Corporation of New Jersey (“TICIC”). Participations are sold without recourse and are accounted for as sales in accordance with generally accepted accounting principles.  Participation agreements generally give transferees the right to pledge their ownership interests. A right of first refusal is required to be given to other participants before ownership interests are sold or assigned.

Loan Commitments. The Company issues written commitments to prospective borrowers on all approved mortgage loans, which generally expire within 30 days of the date of issuance. The Company charges a lock-in fee to lock in mortgage rates. In some instances, after a review of the rate, terms, and circumstances, commitments may be renewed or extended up to 60 days. At September 30, 2012, the Company had $2.8 million of outstanding commitments to fund loans, $13.4 million of unused lines of credit, and $700,000 in commitments to sell loans.

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

Non-Performing Assets. The following table sets forth information regarding non-performing loans and real estate owned, as of the dates indicated.

	At September 30,
	2012	2011	2010
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
One-to-four family residential real estate	$581	$209	$1,549
Multi-family	656	—	—
Construction and land	—	—	2,286
Commercial real estate	137	335	688
Consumer and other loans:
Home equity	165	140	127
Other consumer	—	—	—
Total non-accrual loans	1,539	684	4,650
Accruing loans contractually past due 90 days or more:
Mortgage loans:
One-to-four family residential real estate	191	191	261
Consumer and other loans:
Home equity	—	—	—
Other consumer	—	—	—
Total accruing loans contractually past due 90 days or more	191	191	261
Total non-performing loans	1,730	875	4,911
Real estate owned	444	1,611	749
Total non-performing assets	$2,174	$2,486	$5,660
Total non-performing loans to total loans, net	1.61%	0.80%	4.26%
Total non-performing loans to total assets	1.07%	0.53%	2.95%
Total non-performing assets to total assets	1.34%	1.52%	3.39%

As of September 30, 2012, non-accrual loans consist of nine loans with balances ranging from $29,000 to $493,000, none of which were restructured in a troubled debt restructuring.  The non-accrual loans are in various stages of collection, workout and foreclosure.  Real estate owned consists of one partially complete multi-family construction rehab project.

For non-accrual loans outstanding at September 30, 2012 the Company would have recorded $81,000 in interest income for the year then ended, had the loans been current in accordance with their original terms.  Interest income of $24,000 on these loans was included in net income for the fiscal year.  Not included in the above table as of September 30, 2012, 2011 and 2010 are $1.4 million, $1.6 million and $1.2 million, respectively, in loans that were restructured in troubled debt restructurings and are performing in accordance with the modified terms.  At September 30, 2012, the Company had no other loans which are not disclosed in the non-performing or classified asset tables as to which known information about possible credit problems of borrowers caused management to have serious doubts about the ability of such borrowers to comply with present loan repayment terms.  Approximately $380,000 of the allowance for loan losses related to non-performing loans at September 30, 2012.

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

The following table sets forth the Company’s classified assets, net of allowances on impaired loans, in accordance with its classification system at the dates indicated:

	At September 30,
	2012	2011	2010
	(In thousands)

Special Mention	$6,291	$6,060	$6,293
Substandard	4,397	7,112	5,050
Doubtful	—	—	1,895
Loss	—	—	—
Total	$10,688	$13,172	$13,238

At September 30, 2012, substandard assets included $444,000 in real estate owned and $4.0 million in loans.  $2.5 million of the substandard loans were performing.  The special mention assets of $6.3 million, all of which were performing, included a total of 23 loans at September 30, 2012.

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

Our methodology for analyzing the allowance for loan losses consists of several components. Specific allocations are made for loans that are determined to be impaired. A loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For such loans, an allowance is allocated when the present value of expected future cash flows or the fair value of the collateral, adjusted for selling expenses, is less than the carrying value of the loan. The remaining allowance is determined by segregating the unimpaired loans into groups and applying a loss factor to each group. Loans are grouped by type, purpose and adverse classification. The loss factor is based on inherent and historical losses associated with each type of lending group, as well as economic and real estate market conditions and trends. For example, losses on one-to-four family residential loans are generally lower than consumer or commercial loans. We also look at the level of our allowance in proportion to non-performing loans and total loans. We have established an overall ratio range that we have determined is prudent based on historical and industry data. An unallocated allowance represents the excess of the total allowance, determined to be in the established range, over the calculated allocations.

An association’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by federal banking examiners, who may order the establishment of additional loss allowances. A portion of loss allowances established to cover losses related to assets classified as substandard or doubtful or to cover risks of lending in general may be included as part of an institution’s regulatory capital, while specific allowances generally do not qualify as regulatory capital.

The Company has used the same methodology in analyzing its allowance in each of the periods presented. In fiscal 2011 we adjusted and expanded our loan groups to improve the stratification based on risk and loss experience.  The allowance for loan losses was 1.24%, 1.19% and 2.79% of total loans outstanding at September 30, 2012, 2011 and 2010, respectively.

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

Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. While we believe that we use the best information available to perform our loan loss allowance analysis, adjustments to the allowance in the future may be necessary. Changes in underlying estimates could result in the requirement for additional provisions for loan losses. For example, a rise in delinquency rates may cause us to increase the reserve percentages we apply to loan groups for purposes of calculating general allocations, or may require additional allocations for impaired loans. In addition, actual loan losses may be significantly more than the reserves we have established. Each of these scenarios would require the addition of additional provisions, which could have a material negative effect on our financial results.

Activity in the Allowance for Loan Losses. The following table sets forth information with respect to activity in the Company’s allowance for loan losses for the periods indicated:

	Year Ended September 30,
	2012	2011	2010
	(Dollars in thousands)
Total loans outstanding(1)	$107,331	$109,920	$115,175
Average loans outstanding	$109,057	$111,042	$115,304
Allowance balances (at beginning of period)	$1,305	$3,208	$2,920
Provision for loan losses	350	(150)	1,100
Charge-offs:
One-to-four family	—	(958)	(475)
Construction and land	(16)	(1,063)	(171)
Commercial real estate	(228)	(66)	(162
Commercial	—	(5)	—
Home equity	(94)	—	—
Consumer	—	—	(4)
Total charge-offs	(338)	(2,092)	(812)
Recoveries	13	339	—
Net charge-offs	(325)	(1,753)	(812)
Allowance balance (at end of period)	$1,330	$1,305	$3,208
Allowance for loan losses as a percent of total loans outstanding	1.24%	1.19%	2.79%
Net charge-offs as a percentage of average loans outstanding	0.30%	1.58%	0.70%
__________
(1)	Excludes allowance for loan losses.

Allocation of the Allowance for Loan Losses. The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2012		2011		2010
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One-to-four family (1)	$771	83.30%	$695	82.05%	$1,273	77.61%
Multi-family	246	2.58	30	2.62	82	2.60
Construction and land	3	0.27	6	0.13	973	2.39
Commercial real estate	206	13.29	451	14.49	800	16.44
Commercial	10	0.41	17	0.50	20	0.65
Consumer	2	0.15	3	0.21	18	0.31
Unallocated	92	—	103	—	42	—
Total	$1,330	100.00%	$1,305	100.00%	$3,208	100.00%
________
(1)	Includes home equity loans.

At September 30, 2012, the allowance for loan losses was $1,330,000 compared to $1,305,000 at September 30, 2011.  The amount of the allowance was determined in accordance with the Bank’s methodology and reflects a still high, but lower, level of classified loans and a higher level of impaired and non-performing loans.  The allowance increased slightly through a provision for loan losses of $350,000 and recoveries of $13,000, which offset charge-offs of $338,000 during the year.  The charge-offs were primarily on two loans; one resulted from the short sale of a commercial real estate property and the other was the charge-off of a junior-lien home equity loan that was deemed to be uncollectible.

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

Investment Activities

The Bank is required to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the federal banking regulators during their regular examinations. The OCC, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management’s judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management’s projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management’s intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premiums and accretion of discounts, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity. At September 30, 2012, the Company had no securities of a single issuer, excluding U.S. government and agency securities, that exceeded 10% of stockholder’s equity.

Current regulatory and accounting guidelines regarding investment securities (including mortgage- backed securities) require us to categorize securities as “held to maturity,” “available for sale” or “trading.” As of September 30, 2012, we had securities classified as “held to maturity” and “available-for-sale” in the amount of $89,000 and $44.0 million, respectively, and had no securities classified as “trading.”  Securities classified as “available for sale” are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders’ equity, net of income taxes. At September 30, 2012, our securities available for sale had an amortized cost of $42.5 million and market value of $44.0 million. The changes in market value in our available-for-sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available-for-sale do not affect our income nor does it affect the Bank’s regulatory capital requirements or its loan-to-one borrower limit.

At September 30, 2012, the Company’s investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored agency obligations; (iii) local municipal obligations; (iv) mortgage-backed securities; (v) banker’s acceptances; (vi) certificates of deposit; (vii) investment grade corporate bonds; and (viii) commercial paper.  The Board of Directors may authorize additional investments.

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

	At September 30,
	2012	2011	2010
	(In thousands)
Investment securities held-to-maturity:
Mortgage-backed securities	$89	$109	$127
Total investment securities held-to-maturity	89	109	127
Investment securities available-for-sale:
U.S. government and agency securities	20,171	19,176	14,835
Mortgage-backed securities	23,830	23,642	25,758
Total investment securities available-for-sale	44,001	42,818	40,593
Total investment securities	$44,090	$42,927	$40,720

Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and contractual maturities of the Company’s investment and mortgage-backed securities portfolio at September 30, 2012.

	At September 30, 2012 (1)
	One Year or Less		One to Five Years		Five to Ten Years		More Than Ten Years		Total Securities
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)
Investment securities held-to-maturity
Mortgage-backed securities	$—	—%	$8	3.30%	$15	3.99%	$66	2.58%	$89	2.89%	$92
Total investment securities held- to-maturity	—	—	8	3.30	15	3.99	66	2.58	89	2.89	92

Investment securities available-for-sale
U.S. government and agency securities	1,003	1.20	5,096	2.03	14,072	1.96	$—	—	20,171	1.94	20,171
Mortgage-backed securities	—	—	165	5.54	626	5.58	23,039	2.91	23,830	3.00	23,830
Total investment securities available-for-sale	1,003	1.20	5,261	2.14	14,698	2.11	23,039	2.91	44,001	2.51	44,001

Total investment securities	$1,003	1.20%	$5,269	2.14%	$14,713	2.12%	$23,105	2.91%	$44,090	2.51%	$44,093

______________
(1)	The table does not include Fannie Mae stock, which is classified as available-for-sale. See “-- Investment Portfolio.”

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

Deposits. Consumer and commercial deposits are attracted principally from within the Company’s primary market area through the offering of a selection of deposit instruments including checking accounts, savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At September 30, 2012, the Company had no brokered deposits.

Certificates of Deposit. The following table indicates the amount of the Company’s certificates of deposit of $100,000 or more by the time remaining until maturity as of September 30, 2012.

Maturity Period	Certificates of Deposits
(In thousands)

Within three months	$2,676
Over three months through six months	2,645
Over six months through twelve months	2,125
Over twelve months	5,153
$12,599

Borrowings. The Bank may obtain advances from the Federal Home Loan Bank of New York (“FHLB”) to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Bank’s stock in the FHLB and a portion of the Bank’s securities portfolio. Each FHLB borrowing has its own interest rate, which may be fixed or variable, and maturity date.  The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At September 30, 2012, the Bank had $5.0 million of fixed-rate advances outstanding with a weighted average rate of 3.37% and original contractual maturities ranging from four to five years.

The following table sets forth the maximum month-end balance and the average balance of short-term FHLB advances for the periods indicated. These borrowings were advanced against the overnight line of credit.

	At or for the Year Ended September 30,
	2012	2011	2010
	(Dollars in thousands)

Average balance outstanding	$1,911	$932	$1,507
Maximum balance at end of any month	$8,650	$5,750	$7,075
Balance outstanding at end of period	$8,650	$—	$3,000
Weighted average rate during period	0.37%	0.39%	0.44%
Weighted average rate at end of period	0.38%	—%	0.41%

Personnel

As of September 30, 2012, the Company had 32 full-time and 19 part-time employees. None of the Company’s employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the OCC assumed principal regulatory responsibility for federal savings banks from the OTS effective July 21, 2011. Under the Dodd-Frank Act, all existing OTS guidance, orders, interpretations, procedures and other advisories in effect prior to that date continue in effect and shall be enforceable by or against the OCC until modified, terminated, set aside or superseded by the OCC in accordance with applicable law.  The OCC has adopted most of the substantive OTS regulations on an interim final basis.

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

Federal Deposit Insurance. The Bank’s deposits are insured to applicable limits by the FDIC.  The maximum deposit insurance amount has been permanently increased from $100,000 to $250,000 as a result of the passage of the Dodd-Frank Act.  Under the Dodd-Frank Act, non-interest-bearing checking accounts are insured without limit until December 31, 2012.

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

Starting in 2009, the FDIC significantly raised the assessment rate in order to restore the reserve ratio of the Deposit Insurance Fund to the statutory minimum of 1.15%.  For the quarter beginning January 1, 2009, the FDIC raised the base annual assessment rate for institutions in Risk Category I to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV were increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC set the base annual assessment rate for institutions in Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be increased within certain limits based on its levels of brokered deposits and asset growth.

The FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, and reserved the right to impose additional special assessments.  In November, 2009, instead of imposing additional special assessments, the FDIC amended the assessment regulations to require all insured depository institutions to prepay their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009.  For purposes of estimating the future assessments, each institution’s base assessment rate in effect on September 30, 2009 was used, assuming a 5% annual growth rate in the assessment base and a 3 basis point increase in the assessment rate in 2011 and 2012.  The prepaid assessment is applied against actual quarterly assessments until exhausted.  Any funds remaining after June 30, 2013 will be returned to the institution.  If the prepayment would impair an institution’s liquidity or otherwise create significant hardship, it may apply for an exemption.  Requiring this prepaid assessment does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system.

The Dodd-Frank Act requires the FDIC to take such steps as are necessary to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020.  In setting the assessments, the FDIC is required to offset the effect of the higher reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also broadens the base for FDIC insurance assessments so that assessments will be based on the average consolidated total assets less average tangible equity capital of a financial institution rather than on its insured deposits.  The FDIC has adopted a new restoration plan to increase the reserve ratio to 1.15% by September 30, 2020 with additional rulemaking scheduled regarding the method to be used to achieve a 1.35% reserve ratio by that date and offset the effect on institutions with assets less than $10 billion in assets.  Pursuant to the new restoration plan, the FDIC has forgone the 3 basis point increase in assessments that was scheduled to take effect on January 1, 2011.

The FDIC has adopted new assessment regulations that redefine the assessment base as average consolidated assets less average tangible equity.  Insured banks with more than $1.0 billion in assets must calculate quarterly average assets based on daily balances while smaller banks may use weekly averages.  In the case of a merger, the average assets of the surviving bank for the quarter must include the average assets of the merged institution for the period in the quarter prior to the merger. Average assets would be reduced by goodwill and other intangibles.  Average tangible equity will equal Tier 1 capital. For institutions with more than $1.0 billion in assets, average tangible equity will be calculated on a monthly basis while smaller institutions may use the quarter-end balance.  Beginning April 1, 2011, the base assessment rate for insured institutions in Risk Category I ranges between 5 and 9 basis points and for institutions in Risk Categories II, III, and IV is 14, 23 and 35 basis points, respectively.  An institution’s assessment rate is reduced based on the amount of its outstanding unsecured long-term debt and for institutions in Risk Categories II, III and IV may be increased based on their brokered deposits. Risk Categories are eliminated for institutions with more than $10 billion in assets which will be assessed at a base rate between 5 and 35 basis points.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged 0.0066% of insured deposits on an annualized basis in fiscal year 2012.  These assessments will continue until the FICO bonds mature in 2017.

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

In addition, in September, 2012, the OCC, the Bank’s primary federal regulator, notified the Bank that it has established higher Individual Minimum Capital Ratios (“IMCRs”) for the Bank than required by regulation.  The Bank is now required to maintain (i) Tier 1 Capital at least equal to 8% of adjusted total assets; (ii) Tier 1 Capital at least equal to 14% of risk-weighted assets; and (iii) Total Capital at least equal to 15% of risk-weighted assets.  Management believes, as of September 30, 2012, that the Bank meets all capital adequacy requirements to which it is subject, including the IMCRs.

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

The FRB has indicated that, to the greatest extent possible, taking into account any unique characteristics of savings and loan holding companies and the requirements of the Home Owners’ Loan Act, it intends to apply its current supervisory approach to the supervision of bank holding companies to savings and loan holding companies.  The stated objective of the FRB will be to ensure the savings and loan holding company and its non-depository subsidiaries are effectively supervised and can serve as a source of strength for, and do not threaten the safety and soundness of, the subsidiary depository institutions.  The FRB has generally adopted the substantive provisions of OTS regulations governing savings and loan holding companies on an interim final basis with certain modifications as discussed below.

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

Holding Company Capital Requirements.  Effective as of July 21, 2011, the FRB is authorized to establish capital requirements for savings and loan holding companies.  These capital requirements must be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness. Savings and loan holding companies will also be required to serve as a source of financial strength for their depository institution subsidiaries. Within five years after enactment, the Dodd-Frank Act requires the FRB to apply consolidated capital requirements that are no less stringent than those currently applied to depository institutions to depository institution holding companies that were not supervised by the FRB as of May 19, 2009.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank or savings and loan holding company with less than $15 billion in assets.

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

Proposed Changes to Regulatory Capital Requirements

The federal banking agencies have recently issued a series of proposed rulemakings to conform their regulatory capital rules with the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III”.  The proposed revisions would establish new higher capital ratio requirements, tighten the definitions of capital, impose new operating restrictions on banking organizations with insufficient capital buffers and increase the risk weighting of certain assets including residential mortgages. The proposed new capital requirements would apply to all banks and savings associations, bank holding companies with more than $500 million in assets and all savings and loan holding companies regardless of asset size.  The following discussion summarizes the proposed changes which are most likely to affect the Company and the Bank.

New and Higher Capital Requirements.  The proposed regulations would establish a new capital measure called “Common Equity Tier 1 Capital” which would consist of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income and, subject to certain adjustments, minority common equity interests in subsidiaries.  Unlike the current rules which exclude unrealized gains and losses on available-for-sale debt securities from regulatory capital, the proposed rules would generally require accumulated other comprehensive income to flow through to regulatory capital.  Depository institutions and their holding companies would be required to maintain Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets by 2015.

The proposed regulations would increase the required ratio of Tier 1 Capital to risk-weighted assets from the current 4% to 6% by 2015. Tier 1 Capital would consist of Common Equity Tier 1 Capital plus Additional Tier 1 Capital elements which would include non-cumulative perpetual preferred stock.  Neither cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program or the Small Business Lending Fund) nor trust preferred would qualify as Additional Tier 1 Capital.  These elements, however, could be included in Tier 2 Capital which could also include qualifying subordinated debt.  The proposed regulations would also require a minimum Tier 1 leverage ratio of 4% for all institutions eliminating the 3% option for institutions with the highest supervisory ratings.  The minimum required ratio of total capital to risk-weighted assets would remain at 8%.

Capital Buffer Requirement. In addition to higher capital requirements, depository institutions and their holding companies would be required to maintain a capital buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management.  The capital buffer requirement would be phased in over four years beginning in 2016.  The capital buffer requirement effectively raises the minimum required risk-based capital ratios to 7% Common Equity Tier 1 Capital, 8.5% Tier 1 Capital and 10.5% Total Capital on a fully phased-in basis.

Changes to Prompt Corrective Action Capital Categories.  The Prompt Corrective Action rules would be amended to incorporate a Common Equity Tier 1 Capital requirement and to raise the capital requirements for certain capital categories.  In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization would be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ration and a 4% Tier 1 Leverage Ratio.  To be well capitalized, a banking organization would be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio.

Additional Deductions from Capital. Banking organizations would be required to deduct goodwill and other intangible assets (other than certain mortgage servicing assets), net of associated deferred tax liabilities, from Common Equity Tier 1 Capital.  Deferred tax assets arising from temporary timing differences that could not be realized through net operating loss carrybacks would continue to be deducted if they exceed 10% of Common Equity Tier 1 Capital.  Deferred tax assets that could be realized through NOL carrybacks would not be deducted but would be subject to 100% risk weighting.  Defined benefit pension fund assets, net of any associated deferred tax liability, would be deducted from Common Equity Tier 1 Capital unless the banking organization has unrestricted and unfettered access to such assets.  Reciprocal cross-holdings in the capital instruments of any other financial institution would now be deducted from capital, not just holdings in other depository institutions.  For this purpose, financial institutions are broadly defined to include securities and commodities firms, hedge and private equity funds and non-depository lenders.  Banking organizations would also be required to deduct non-significant investments (less than 10% of outstanding stock) in other financial institutions to the extent these exceed 10% of Common Equity Tier 1 Capital subject to a 15% of Common Equity Tier 1 Capital cap.  Greater than 10% investments must be deducted if they exceed 10% of Common Equity Tier 1 Capital.  If the aggregate amount of certain items excluded from capital deduction due to a 10% threshold exceeds 17.65% of Common Equity Tier 1 Capital, the excess must be deducted.  Savings associations would continue to be required to deduct investments in subsidiaries engaged in activities not permitted for national banks.

Changes in Risk-Weightings.  The proposed regulations would apply a 250% risk-weighting to mortgage servicing rights, deferred tax assets that cannot be realized through NOL carrybacks and significant (greater than 10%) investments in other financial institutions.  The proposed rules would also significantly change the risk-weighting for residential mortgages.  Current capital rules assign a 50% risk-weighting to “qualifying mortgage loans” which generally consist of residential first mortgages with an 80% loan-to-value ratio (or which carry mortgage insurance that reduces the bank’s exposure to 80%) that are not more than 90 days past due.  All other mortgage loans have a 100% risk weight.  Under the proposed regulations, one-to-four family residential mortgage loans would be divided into two broad risk categories with their risk-weighting determined by their loan-to-value ratio without regard to mortgage insurance. Prudently underwritten 30-year residential mortgages providing for regular periodic payments that do not result in negative amortization or balloon payments or allow payment deferrals and caps on annual and lifetime interest rate adjustments and which are not more than 90 days past due would be assigned a risk weighting from 35% for loans with a 60% or lower loan-to-value ratio to 100% for loans over 90%.  Residential mortgage loans in this category with a loan-to-value ratio greater than 60% but not more than 80% would continue to carry a 50% risk weighting. All other residential mortgage loans would be risk-weighted between 100% to 200%.  The proposal also creates a new 150% risk-weighting category for “high volatility commercial real estate loans” which are credit facilities for the acquisition, construction or development of real property other than one- to four-family residential properties or commercial real projects where: (i) the loan-to-value ratio is not in excess of interagency real estate lending standards; and (ii) the borrower has contributed capital equal to not less than 15% of the real estate’s “as completed” value before the loan was made.

Item 1A.  Risk Factors

Not applicable.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location of our main office and branch offices, the year the offices were opened, the net book value of each office and per branch deposits at each office.

	Year Facility Opened	Leased or Owned	Net Book Value at September 30, 2012	Branch Deposits at September 30, 2012
			(In thousands)
Main Office Route 130 South and Delaware Avenue Roebling, NJ 08554	1964	Owned	$697	$45,319
Village Office 34 Main Street Roebling, NJ 08554	1922	Owned	20	20,900
New Egypt Office 8 Jacobstown Road New Egypt, NJ 08533	1998	Owned	719	33,318
Westampton Office 1934 Rt. 541/Burlington-Mt.Holly Road Westampton, NJ 08060	2005	Leased (1)	38	18,699
Delran Office 3104 Bridgeboro Road Delran, NJ 08075	2006	Owned	1,676	10,668

________
(1)	Lease had an initial term of five years and was extended for an additional five-year period.

Item 3. Legal Proceedings

Roebling Financial Corp, Inc. and its subsidiaries, from time to time, are a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Roebling Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Roebling Bank. There were no lawsuits pending or known to be contemplated against us at September 30, 2012 that would have a material effect on our operations or income.

Item 4.  Safety Mine Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Market for Common Equity. Our common stock is traded on the over-the-counter market with quotations available on the OTC Bulletin Board under the symbol "RBLG."  The following table reflects high and low bid quotations for each quarter for the past two fiscal years.  No dividends were declared during this period.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Quarter Ended	High	Low

September 30, 2012	$4.20	$3.81
June 30, 2012	4.00	3.75
March 31, 2012	3.75	3.25
December 31, 2011	3.60	3.00
September 30, 2011	4.65	3.60
June 30, 2011	5.00	4.60
March 31, 2011	4.85	4.40
December 31, 2010	4.95	4.15

As of September 30, 2012 there were 1,686,527 shares of our common stock outstanding and approximately 475 holders of record.  This number does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.  The Company’s most recent dividend was paid in December, 2008.  In order to conserve capital, however, the Board of Directors determined not to pay a dividend in the 2012 and 2011 fiscal years and we do not anticipate paying a dividend in the 2013 fiscal year.  The payment of future dividends will be subject to the periodic review of the financial condition, results of operations and capital requirements of the Company and Bank.

During the period under report, the Registrant did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)           Use of Proceeds. Not applicable.

(c)           Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs*

July 1 through 31, 2012	3,800**	$4.20	—	62,996
August 1 through 31, 2012	—	—	—	62,996
September 1 through 30, 2012	—	—	—	62,996
Total	3,800	$4.20	—

*	The Company announced the repurchase of up to approximately 85,500 shares on December 13, 2005 and 47,000 shares for the RSP on January 31, 2006.
**	Represents shares purchased for the Deferred Compensation Plan.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements.  When used in this discussion, the words “intends”, "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected.  Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, new legislation and regulations and general economic conditions.  We undertake no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Since we conduct no significant business other than owning all of the common stock of Roebling Bank, references in this discussion to “we,” “us,” and “our,” refer collectively to Roebling Financial Corp, Inc. and Roebling Bank.

Selected Consolidated Financial Information

	At or for the Year Ended September 30,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Selected Balance Sheet Data:
Assets	$161,793	$163,868	$166,758
Loans receivable, net	106,001	108,616	111,967
Securities	44,089	42,927	40,720
Deposits	128,904	139,219	138,769
Borrowed funds	13,650	6,000	10,000
Stockholders' equity	16,895	16,630	16,116
Selected Results of Operations:
Interest income	6,313	6,892	7,744
Interest expense	1,359	1,761	2,276
Net interest income	4,954	5,131	5,467
Provision for (recovery of) loan losses	350	(150)	1,100
Non-interest income	538	481	512
Non-interest expense	4,976	5,068	5,305
Net income (loss)	126	440	(225)
Per Share Data:
Earnings (loss) per share - basic	0.08	0.27	(0.14)
Earnings (loss) per share - diluted	0.08	0.27	(0.14)
Book value per share	10.02	9.86	9.56
Weighted average basic shares outstanding	1,663,651	1,654,501	1,645,350
Weighted average diluted shares outstanding	1,663,651	1,654,501	1,645,350
Performance Ratios:
Return on average assets	0.08%	0.27%	(0.14)%
Return on average equity	0.75	2.70	(1.38)
Net interest rate spread	2.98	3.00	3.18
Net interest margin	3.24	3.28	3.50
Efficiency ratio	90.61	90.31	88.73
Dividend payout ratio	-	-	-
Average interest-earning assets to average
interest-bearing liabilities	129.17	124.77	121.63
Asset Quality Ratios:
Non-performing loans to total assets	1.07	0.53	2.95
Non-performing loans to total loans, net	1.61	0.80	4.26
Net charge-offs to average loans	0.30	1.58	0.70
Allowance for loan losses to total loans at period end	1.24	1.19	2.79
Allowance for loan losses to non-performing loans
at period end	76.88	149.17	65.32
Capital Ratios:
Average equity to average assets	10.59	9.94	9.84
Equity to assets at period end	10.44	10.15	9.66

General

Our results of operations depend primarily on our net interest income, which is the difference between the interest earned on interest-earning assets, primarily loans and investments, and the interest paid on interest-bearing liabilities, primarily deposits and borrowings.  It is also a function of the composition of assets and liabilities and the relative amount of interest-earning assets to interest-bearing liabilities.  Our results of operations are also affected by our provisions for loan losses, non-interest income and non-interest expense.  Non-interest income consists primarily of service charges and fees.  Non-interest expense consists primarily of compensation and benefits, occupancy and equipment, data processing fees and other operating expenses.  Our results of operations may also be affected significantly by economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of Roebling Financial Corp, Inc. conform with the accounting principles generally accepted in the United States of America and general practices within the financial services industry.  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Actual results could differ from those estimates.

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  We consider the allowance for loan losses to be a critical accounting policy.

Allowance for Loan Losses.  Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses, which is charged against income.  Management performs an evaluation of the adequacy of the allowance for loan losses on a quarterly basis, at a minimum.  Consideration is given to a variety of factors including current economic conditions, the current real estate market, delinquency statistics, composition of the loan portfolio, loss experience, the adequacy of the underlying collateral, the financial strength of the borrowers, results of internal loan reviews, geographic and industry concentrations, and other factors related to the collectibility of the loan portfolio.  The valuation is inherently subjective as it requires material estimates, including the amounts and timing of expected future cash flows expected to be received on impaired loans, which may be susceptible to significant change.

Our methodology for analyzing the allowance for loan losses consists of several components.  Specific allocations are made for loans that are determined to be impaired.  A loan is considered to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.  For such loans, a specific allocation is established when the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral, adjusted for market conditions and selling expenses, is less than the carrying value of the loan.  The remaining allowance is determined by segregating the unimpaired loans into groups by type, purpose and classification and applying a reserve percentage to each group.  The reserve percentage is based on inherent losses associated with each type of lending, as well as historical loss factors.  We also look at the level of our allowance in proportion to nonperforming loans and total loans.  We have established an overall range that we have determined is prudent based on historical and industry data.  An unallocated allowance represents the excess of the total allowance, determined to be in the established range, over the calculated allocations.

     While we believe that we use the best information available to perform our loan loss allowance analysis, adjustments to the allowance in the future may be necessary.  Changes in underlying estimates could result in the requirement for additional provisions for loan losses.  For example, a rise in delinquency rates may cause us to increase the reserve percentages we apply to loan groups for purposes of calculating general allocations.  In addition, actual loan losses may be significantly more than the reserves we have established.  Each of these scenarios would require additional provisions, which could have a material negative effect on our financial results.  The ratio of the allowance for loan losses to total loans outstanding was 1.24% and 1.19% at September 30, 2012 and 2011, respectively.  A 25% increase in this ratio would have increased the allowance by $332,000 and $326,000 at September 30, 2012 and 2011, respectively.

Business Strategy

Our business strategy has been to operate as a well-capitalized independent financial institution dedicated to providing convenient access and quality service at competitive prices.  Historically, we have sought to implement this strategy by maintaining a substantial part of our assets in loans secured by one-to-four family residential real estate located in our market area and home equity and consumer loans.  In prior years, we had diversified our portfolio to include a higher percentage of commercial real estate, multifamily and construction loans, which are generally secured by properties in our market area.  We continue to emphasize a variety of deposit and loan products, with the latter consisting primarily of one-to-four family mortgages and home equity loans.  We have grown our branch network, which has expanded our geographic reach, and may consider the acquisition of other financial institutions or branches.

Management of Interest Rate Risk and Market Risk

 Because the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk, or changes in interest rates.  We may be more vulnerable to an increase or decrease in interest rates depending upon 1) the duration and repricing characteristics of our interest-earning assets and interest-bearing liabilities at a given point in time, 2) the time horizon and 3) the level of interest rates.  Our objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments.

To reduce the effect of interest rate changes on net interest income, we have adopted various strategies to enable us to improve the matching of interest-earning asset maturities to interest-bearing liability maturities.  The principal elements of these strategies include seeking to:

•	originate loans with adjustable rate features or shorter term fixed rates for portfolio and sell longer term fixed rate mortgages;

•	maintain a high percentage of low-cost transaction and savings accounts which tend to be less interest rate sensitive when interest rates rise;

•	lengthen the maturities of our liabilities when it would be cost effective through the pricing and promotion of longer term certificates of deposit or the utilization of longer-term borrowings;

•
maintain an investment portfolio, with short to intermediate terms to maturity or adjustable interest rates, that provides a stable cash flow, thereby providing investable funds in varying interest rate cycles.

Exposure to interest rate risk is closely monitored by our management through the use of models which generate estimates of the change in economic value of equity (“EVE”) and net interest income over a range of interest rate scenarios.  EVE is equal to the market value of assets minus the market value of liabilities.

The following table contains our Economic Value of Equity calculations at September 30, 2012.

				EVE as % of Market
	Economic Value of Equity			Value of Assets
Change	Estimated		%	EVE
in Rate	Amount	Change	Change	Ratio (1)	Change (2)
	($ in thousands)

+300 bp	$10,646	$(7,9055)	(43)%	7.04%	(423) bp
+200 bp	14,111	(4,4400)	(24)%	9.04%	(223) bp
+100 bp	17,155	(1,3966)	(8)%	10.67%	(60) bp
0 bp	18,551			11.27%
-100 bp	19,108	557	3%	11.46%	19 bp

(1) Calculated as the estimated EVE divided by the market value of assets.
(2) Calculated as the increase (decrease) in the EVE ratio assuming the indicated change in interest rates over the estimated EVE ratio assuming no change in interest rates.

This table indicates that the Bank’s economic value of equity would be expected to decrease in the event of an increase in prevailing market rates.

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs, and should not be relied upon as indicative of actual results.  Certain shortcomings are inherent in such computations.  Although certain assets and liabilities may have similar maturities or periods of repricing, they may react at different times and in different degrees to changes in market interest rates.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as adjustable rate mortgages, generally have features which restrict changes in interest rates on a short term basis and over the life of the asset.  In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making the calculations set forth above.  Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

Comparison of Financial Condition at September 30, 2012 and 2011

Assets.  Total assets decreased $2.1 million, or 1.3%, to $161.8 million at September 30, 2012, from $163.9 million at September 30, 2011.  This decrease is primarily attributable to a $2.6 million decrease in net loans receivable and a $1.2 million decrease in real estate owned, partially offset by a $1.2 million increase in investment securities and a $953,000 increase in cash and cash equivalents.  Loans receivable decreased by 2.4%, to $106.0 million at September 30, 2012 from $108.6 million at September 30, 2011.  Balances in all categories of commercial-purpose loans continued to decrease during the 2012 fiscal year, including commercial real estate, multifamily, non-owner-occupied one-to-four family loans and commercial loans, while balances of mortgage loans secured by owner-occupied one-to-four family residences increased.  In the second quarter of fiscal 2009, as problem assets grew quickly and dramatically, and upon the issuance of a supervisory agreement, we suspended virtually all new commercial lending.  We also adopted a plan to reduce our levels of commercial real estate, investor, participation and construction loans.  We continue to lend to consumers for mortgages, home equity and other consumer loans. The one-to-four family and home equity loan portfolios represent 84.3% of the loan portfolio at September 30, 2012 compared to 83.0% at September 30, 2011.  Real estate owned decreased by $1.2 million, to $444,000 from $1.6 million.  Eight properties were sold during the year ended September 30, 2012, leaving one property in the REO portfolio.

Liabilities.  Total liabilities decreased $2.3 million to $144.9 million at September 30, 2012 from $147.2 million at September 30, 2011.  Deposits decreased by $10.3 million, or 7.4%, to $128.9 million at September 30, 2012, from $139.2 million at September 30, 2011, with most of the decrease in certificates of deposit, which decreased by $9.0 million.   The ratio of core deposits (non-certificates) to total deposits continues to improve, increasing to 57.5% at September 30, 2012 from 54.2% at September 30, 2011.  Borrowed funds increased by $7.7 million during the same period, to $13.7 million at September 30, 2012 from $6.0 million at September 30, 2011.

Stockholders’ Equity.  Stockholder’s equity increased to $16.9 million at September 30, 2012, from $16.6 million at September 30, 2011, primarily due to fiscal 2012 net income of $126,000 and an increase of $118,000 in the unrealized gain on securities available for sale.

Average Balance Sheet, Interest Rates and Yields

The following tables set forth certain information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.

	Year Ended September 30, 2012			Year Ended September 30, 2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$109,057	$5,207	4.78%	$111,042	$5,585	5.03%
Investment securities	41,269	1,078	2.61	42,051	1,270	3.02
Other interest-earning assets (2)	2,458	28	1.14	3,153	37	1.17
Total interest-earning assets	152,784	6,313	4.13	156,246	6,892	4.41
Non-interest-earning assets	6,833			7,358
Total assets	$159,617			$163,604

Interest-bearing liabilities:
Interest-bearing checking	$7,894	18	0.23	$7,609	17	0.22
Savings accounts	20,224	27	0.13	19,027	37	0.19
Money market accounts	25,228	127	0.50	26,516	210	0.79
Certificates of deposit	57,800	1,005	1.74	64,945	1,290	1.99
Total interest-bearing deposits	111,146	1,177	1.06	118,097	1,554	1.32
Borrowings	7,127	182	2.55	7,132	207	2.90
Total interest-bearing liabilities	118,273	1,359	1.15	125,229	1,761	1.41
Non-interest-bearing liabilities (3)	24,448			22,114
Total liabilities	142,721			147,343
Stockholders’ equity	16,896			16,261
Total liabilities and stockholders’ equity	$159,617			$163,604
Net interest income		$4,954			$5,131
Interest rate spread (4)			2.98%			3.00%
Net interest margin (5)			3.24%			3.28%
Ratio of average interest-earning assets
to average interest-bearing liabilities			129.18%			124.77%
_________________________________
(1)	Average balances include non-accrual loans. Interest income includes amortization of net deferred loan fees and (costs) of $(8,500) and $(19,800) for the fiscal years 2012 and 2011, respectively.
(2)	Includes interest-bearing deposits in other financial institutions and FHLB stock. Tax exempt interest is not presented on a taxable equivalent basis.
(3)	Includes average non-interest-bearing deposits of $22,493,000 and $20,280,000 for the years ended September 30, 2012 and 2011, respectively.
(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

    The table below sets forth certain information regarding changes in our interest income and interest expense for the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, the table distinguishes between: (i) changes attributable to volume (changes in average volume multiplied by prior period's rate); and (ii) changes attributable to rates (changes in rate multiplied by old average volume).  For purposes of this table, the net change attributable to the combined impact of rate and volume has been allocated proportionally to the absolute dollar amounts of change in each.

	Year Ended September 30,			Year Ended September 30,
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(In thousands)
Interest-earning assets:
Loans receivable	$(99)	$(279)	$(378)	$(224)	$(391)	$(615)
Investment securities	(23)	(169)	(192)	93	(326)	(233)
Other interest-earning assets	(8)	(1)	(9)	27	(31)	(4)
Total interest-earning assets	(130)	(449)	(579)	(104)	(748)	(852)

Interest-bearing liabilities:
Interest-bearing checking	1	0	1	1	2	3
Savings accounts	2	(12)	(10)	3	(19)	(16)
Money market accounts	(10)	(73)	(83)	38	(73)	(35)
Certificates of deposit	(134)	(151)	(285)	(115)	(221)	(336)
Borrowings	0	(25)	(25)	(111)	(21)	(132)
Total interest-bearing liabilities	(141)	(261)	(402)	(184)	(332)	(516)

Net interest income	$11	$(188)	$(177)	$80	$(416)	$(336)

Comparison of Results of Operations for the Years Ended September 30, 2012 and 2011

Net Income.  For the year ended September 30, 2012, the Company reported net income of $126,000, or $.08 per diluted share, compared to net income of $440,000, or $.27 per diluted share, for the year ended September 30, 2011.  Net income before income tax decreased by $528,000 for the year ended September 30, 2012 compared to the same 2011 period.  The change for fiscal 2012 is largely the result of the change in the provision for loan losses.  In fiscal 2012, we recorded $350,000 in loan loss provisions, while in fiscal 2011 we recorded a net reversal of $150,000 in loan loss provisions, partly due to significant recoveries during the year.

Interest Income. The average balance of total interest-earning assets for the year ended September 30, 2012 decreased by $3.5 million compared to the year ended September 30, 2011, while the average yield decreased to 4.13% from 4.41%.  The decrease in total interest income of $579,000 for the year ended September 30, 2012 is comprised primarily of a decrease in interest income of $378,000 on loans receivable and a decrease of $192,000 in interest income on investment securities.  Average loan receivable balances decreased by $2.0 million for the year ended September 30, 2012 compared to the same 2011 period, while the average yield decreased to 4.78% from 5.03%.  The decline in yield is due to the decline in portfolio rates as adjustable-rate loans repriced downwards, higher-rate loans paid down and new loans came into the portfolio at lower rates, reflecting lower market rates.  For the year ended September 30, 2012, the average balance of securities decreased by $782,000 compared to the same 2011 period, while the average yield decreased to 2.61% from 3.02%.  The average balance of other interest-earning assets decreased by $695,000 for the year ended September 30, 2012 compared to the same 2011 period, while the average yield decreased to 1.14% from 1.17%.

Interest Expense. The average balance of interest-bearing liabilities decreased by $7.0 million for the year ended September 30, 2012 compared to the same 2011 period, while the average cost decreased to 1.15% from 1.41%.  The decrease in total interest expense of $402,000 for the year ended September 30, 2012 is comprised of a $377,000 decrease in interest expense on deposits and a $25,000 decrease in interest expense on borrowings.  Average interest-bearing deposit balances decreased by $7.0 million with a decrease in the average cost to 1.06% for the year ended September 30, 2012, compared to 1.32% for the same 2011period.  The decrease in deposit rates is a reflection of the decline in market rates and a shift to core deposits from certificates of deposit.  Average borrowings balances were unchanged, but the average cost decreased to 2.55% from 2.90%.

Net Interest Income. Net interest income decreased to $5.0 million for the year ended September 30, 2012, compared to $5.1 million for the year ended September 30, 2011.  The Company’s spread and margin declined slightly during the year, as the average yield on total interest-earning assets decreased by more than the decrease in the average cost of funds.  The yield on total interest-earning assets for the year ended September 30, 2012 decreased by 28 basis points compared to the year ended September 30, 2011, while the overall cost of funds decreased 26 basis points for the same period. As a result, the interest rate spread decreased by just 2 basis points, to 2.98% for the year ended September 30, 2012 compared to 3.00% for the year ended September 30, 2011.  The net interest margin decreased by 4 basis points, to 3.24% from 3.28%, in the same time period.

Provision for Losses on Loans. The provision for loan losses is charged to operations to bring the total allowance for loan losses to a level that represents management's best estimate of the losses inherent in the portfolio, based on a review by management of the following factors:

•	historical experience;
•	volume;
•	type of lending conducted by the Bank;
•	industry standards;
•	the level and status of past due and non-performing loans;
•	the real estate market;
•	the general economic conditions in the Bank’s lending area; and
•	other factors affecting the collectibility of the loans in its portfolio.

Our allowance for loan losses consists of allowances calculated on impaired loans, and allowances calculated on the balance of the portfolio.  Valuation allowances are created for impaired loans when the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral, is less than the carrying value of the loan.  A loan is considered to be impaired when, based on current information, it is probable that we will be unable to collect all amounts due according to the original contractual terms of the loan agreement.  Valuation allowances for unimpaired loans are determined by applying estimated loss factors to various aggregate loan categories.  The allowance level is reviewed on a quarterly basis, at a minimum.

 Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  The allowance for loan losses is maintained at a level that represents management's best estimate of losses in the loan portfolio at the balance sheet date.  However, there can be no assurance that the allowance for losses will be adequate to cover losses which may be realized in the future, or that additional provisions for losses will not be required.  In addition, regulatory agencies, as part of their examination process, periodically review the allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgment regarding the adequacy of the allowance for loan losses at the time of their examination.

For the year ended September 30, 2012, we recorded loan loss provisions in the amount of $350,000, compared to a net reversal of provisions of $150,000 for the same 2011 period.  Net charge-offs for the year ended September 30, 2012 were $324,000 (0.30% of average loans outstanding) compared to $1.8 million (1.58% of average loans outstanding) for the prior year.  The allowance for loan losses was $1.3 million or 1.24% of total loans outstanding at September 30, 2012, compared to $1.3 million or 1.19% of total loans outstanding at September 30, 2011.  Non-performing loans, expressed as a percentage of total loans, increased to 1.61% at September 30, 2012 from 0.80% at September 30, 2011.  The ratio of the allowance for loan losses to non-performing loans decreased to 0.77 times at September 30, 2012 from 1.49 times at September 30, 2011.

The following table sets forth information regarding non-performing loans and real estate owned, as of the dates indicated.

	September 30,
	2012	2011
	(In thousands)
Non-accrual loans	$1,539	$684
Accruing loans past due 90 days or more	191	191
Total non-performing loans	1,730	875
Real estate owned	444	1,611
Total non-performing assets	$2,174	$2,486

As of September 30, 2012, non-accrual loans consist of nine loans with balances ranging from $29,000 to $493,000, in various stages of collection, workout and foreclosure.  For non-accrual loans outstanding at September 30, 2012 the Company would have recorded $81,000 in interest income for the year then ended, had the loans been current in accordance with their original terms.  Interest income of $24,000 on these loans was included in net income for the fiscal year.  Not included in the above table as of September 30, 2012 and 2011 are $1.4 million and $1.6 million, respectively, in loans that were restructured in troubled debt restructurings and are performing in accordance with the modified terms.  Approximately $380,000 of the allowance for loan losses relates to non-performing loans at September 30, 2012.

Real estate owned at September 30, 2012 consists of one partially complete multifamily construction rehab project.

Non-interest Income. Non-interest income increased $57,000, or 11.9%, to $538,000 for the year ended September 30, 2012, compared to $481,000 for same period in 2011.  Account servicing and other fees increased by $23,000, primarily as a result of an increase in fees from debit card transactions, partially offset by a decrease in NSF fees.  Gain on sale of loans increased by $40,000, with secondary market loan volumes driven by mortgage rates at new lows once again.

Non-interest Expense.  Non-interest expense decreased $92,000, or 1.8%, to $5.0 million for the year ended September 30, 2012, from $5.1 million for the same period in 2011.  The decrease in non-interest expense resulted primarily from decreases in federal insurance premiums and other expense, partially offset by an increase in service bureau and data processing expense.  Federal deposit insurance premiums decreased by $60,000 for the year ended September 30, 2012 compared to the same 2011 period, primarily due to the changes in the assessment base and rates, effective as of April 1, 2011.  Other expense decreased by $86,000, to $1.0 million for the year ended September 30, 2012 from $1.1 million for the same period in 2011, primarily due to a reduction in problem loan-related costs.  Service bureau and data processing expense increased by $72,000 for the year ended September 30, 2012 compared to the same 2011 period, largely due to an increase in the level of outside support required for the administration of our network and equipment during the period.

Income Taxes.  For the years ended September 30, 2012 and 2011, the Company recorded tax expense of $40,000 and of $254,000, respectively, reflecting an effective tax rate of 24.0% and 36.7%, respectively.  The change in the effective tax rates is due to book / tax differences.

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due.  Liquidity risk is the risk of not being able to obtain funds at a reasonable price within a reasonable period of time to meet financial commitments when due.  We are required under federal regulations to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and reviewed for adequacy by regulators during examinations.  Roebling Bank is also subject to federal regulations that impose certain minimum capital requirements.  See Note 13 to our consolidated financial statements.

Our liquidity, represented by cash and cash equivalents and investment securities, is a product of our operating, investing and financing activities.  Our primary sources of liquidity are deposits, loan and investment security repayments and sales, and borrowed funds.  While scheduled payments from the amortization and maturity of loans, investment securities and short-term investments are relatively predictable sources of funds, deposit flows, loan and mortgage-backed security prepayments and investment security calls are greatly influenced by general interest rates, economic conditions and competition.  We monitor projected liquidity needs to ensure that adequate liquidity is maintained on a daily and long-term basis.  We have the ability to borrow from the FHLB of New York, or others, should the need arise.  As of September 30, 2012, we had $13.7 million in outstanding borrowings from the FHLB of New York.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers and to reduce our exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition.  The contract or notional amounts of those instruments reflect the extent of our involvement in particular classes of financial instruments.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amounts of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.  We generally do not require collateral or other security to support financial instruments with credit risk, with the exception of letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements.  We have approved lines of credit unused but accessible to borrowers totaling $13.4 million and $13.0 million at September 30, 2012 and 2011, respectively.

At September 30, 2012 and 2011, we had $2.8 million and $4.0 million in outstanding commitments to fund loans, respectively.  There were $700,000 and $1.1 million in outstanding commitments to sell loans at September 30, 2012 and 2011, respectively.  There were no outstanding commercial letters of credit or commitments to purchase or sell investment securities at September 30, 2012 or 2011.

Impact of Inflation and Changing Prices

The consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results without considering the change in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike industrial companies, nearly all of our assets and liabilities are financial in nature.  As a result, our earnings are impacted by changes in interest rates, which are influenced by inflationary expectations.  Our asset/liability management strategy seeks to minimize the effects of changes in interest rates on our net income.

Recent Accounting Pronouncements

For a discussion of the expected impact of recently issued accounting pronouncements that have yet to be adopted by the Company, please refer to Note 17 to the Consolidated Financial Statements included herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements are contained in this Annual Report on Form 10-K immediately following Item 15.

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

(b)           Internal Control Over Financial Reporting.

1.           Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made in accordance with authorization of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that, as of September 30, 2012, our internal control over financial reporting was effective.

2.           Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s Board of Directors is comprised of six members each of whom serves for a term of three years and until their successors are elected and qualified.  The Company’s officers are elected annually by the Board and serve at the Board’s discretion.  The Company’s directors are divided into three classes, one of which stands for election at each annual meeting.

The following table sets forth information with respect to the Company’s directors and executive officers including their age as of September 30, 2012, their period of service as directors of the Company and the expiration of their current term as a director of the Bank.  All directors were appointed to the Company’s Board of Directors upon the Company’s incorporation in 2004.

Name	Age	Positions with the Company	Director Since	Current Term to Expire

John J. Ferry	62	Director, Chairman of the Board	1986	2013
John A. LaVecchia	65	Director, Vice Chairman	1989	2015
Mark V. Dimon	54	Director, Treasurer	1983	2013
Joan K. Geary	84	Director, Secretary	1990	2014
George N. Nyikita	62	Director	1989	2015
Robert R. Semptimphelter, Sr.	60	Director	1990	2014
R. Scott Horner	61	President and Chief Executive Officer	N/A	N/A
Janice A. Summers	51	Executive Vice President and Chief Financial Officer	N/A	N/A

The Board believes that the many years of service that our directors have had at the Company and the Bank or at other financial institutions is one of the directors’ most important qualifications for service on the Board.  This service has given them extensive knowledge of the banking business and the Company.  Furthermore, their service on Board committees, especially in areas of audit, compliance and compensation is critical to their ability to oversee the management of the Company by our executive officers.  Each outside director brings special skills, experience and expertise to the Board as a result of their other business activities and associations.

John J. Ferry is President and owner of John J. Ferry Enterprises, Inc., a general construction contractor with which he has been affiliated for 38 years. Mr. Ferry is President of the Burlington County Institute of Technology School Board, in Westampton, New Jersey and is also a member of the Burlington County Special Services School Board.  His participation in our local community for many years brings knowledge of the local economy and business opportunities for the Bank.

John A. LaVecchia has been a Senior Consultant at Springfield Hyundai since June 2011 after having been a Senior Automotive Consultant at Northeast Auto Complex since 2010.  He was formerly a Senior Sales Consultant with Colonial Auto Complex, and had previously served as a Manager of Brandow Group, Chevrolet Division, since 1999.  Prior to that, he served as President of Totten Chevrolet Inc., an automotive dealership. Mr. LaVecchia is a former member of the Board of Directors of Girl Scouts USA and has coached in both Medford Little League and Medford Youth Soccer Clubs.  His participation in our local community for many years brings knowledge of the local economy and business opportunities for the Bank.

Mark V. Dimon is an entrepreneur.  Until 2007, he was the sole proprietor of Dimon Oil, a commodity brokerage business he founded in 1988.  He has been a member of the New York Mercantile Exchange for over 30 years.  Mr. Dimon was a member of the Florence Township Board of Education for nine years. He is also a member of the Board of the Roebling Museum and the Burlington County Military Affairs Committee.  His participation in our local community for many years brings knowledge of the local economy and business opportunities for the Bank.

Joan K. Geary is the President and Treasurer of Keating Realty Company trading as M.E. Keating, Inc., a third generation family-owned business, which is engaged in road/earth work and with which she has been affiliated for over 60 years. Ms. Geary is a member of the Florence Township Economic Development Council, having previously served as Chairperson for over 30 years. She also holds a New Jersey Real Estate License.  Ms. Geary formerly received a State of New Jersey Supreme Court appointment to serve as a public member of the Burlington County District III.B, serving four years on the Fee Arbitration Panel and four years on the Attorney Ethics Panel.  Her participation in our local community for many years brings knowledge of the local economy and business opportunities for the Bank.

George N. Nyikita is Manager of Corporate Development for Pennoni Associates, an engineering consulting company. Until 2007, he was the Executive Director of the Burlington County Bridge Commission where he had served since 1991. He is a member and Vice Chairman of the Board of Trustees of Burlington County College. Mr. Nyikita is a former member of the Burlington County Board of Taxation and a former Director of the Family Y of Burlington County.  His participation in our local community for many years brings knowledge of the local economy and business opportunities for the Bank.

Robert R. Semptimphelter, Sr. is a principal of Farnsworth & Semptimphelter, LLC, a healthcare physician billing service located in Burlington County which he formed in 2002. Prior to forming Farnsworth & Semptimphelter, LLC, he had served as Director of Patient Financial Services at Carrier Clinic in Belle Meade, New Jersey since 1992. He has also held the position of Controller for several large healthcare institutions as well as the position of bank examiner at a public accounting firm. Mr. Semptimphelter has been on the Planning Board of Mansfield Township since 2006 and was appointed Vice Chairman in 2010. He holds a degree in accounting from St. Edwards University and a masters degree in finance from Rider University.  His participation in our local community for many years brings knowledge of the local economy and business opportunities for the Bank.

Business Background of Our Executive Officers Who Are Not Directors

The business experience for the past five years of the Company’s executive officers who are not directors is set forth below.  Unless otherwise indicated, the executive officer has held his or her position for the past five years.

R. Scott Horner was appointed President and Chief Executive Officer on September 17, 2012.  Mr. Horner was appointed as President of the Company’s principal subsidiary, Roebling Bank on August 8, 2012.  Prior to his appointment, Mr. Horner had served as Vice President of Operations of Roebling Bank since November 2011.  Mr. Horner previously served as Executive Vice President and Chief Financial Officer of Sterling Banks, Inc., Mt Laurel, New Jersey, from 1997 until its sale in 2010.  Mr. Horner also served as a director of Sterling Banks, Inc. from 1998 to 2010.

Janice A. Summers commenced employment with the Bank in May 2000 as Senior Vice President and Chief Operating Officer. In September 2002, Ms. Summers was appointed Senior Vice President, Chief Operating Officer and Chief Financial Officer of the Bank and Company.  In July 2011, Ms. Summers was named Acting President of the Bank and Company and served in that capacity until August and September, 2012 when she was named Executive Vice President and Chief Financial Officer of the Bank and Company, respectively.  Ms. Summers has 30 years of experience in the banking industry and is also a Certified Public Accountant.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Semptimphelter is an audit committee financial expert within the meaning of the regulations of the Securities and Exchange Commission.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer. A copy of the Company’s Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, Roebling Financial Corp, Inc., Route 130 South and Delaware Avenue, Roebling, New Jersey  08554.

Section 16(a) Beneficial Ownership Reporting Compliance

Securities and Exchange Commission regulations require the Company’s officers, directors and persons who own more than 10% of the outstanding Common Stock to file reports detailing their ownership and changes of ownership in the Common Stock, and to furnish the Company with copies of these reports.  Based solely on its review of the reports received during the past fiscal year or with respect to the last fiscal year or written representations from these persons that they were not required to file annual reports of change in beneficial ownership, the Company believes that during fiscal year 2012, all of its officers and directors have complied with these reporting requirements other than Mr. Horner who was late filing his Form 3.  The Company is not aware of any 10% shareholders.

Item 11. Executive Compensation

Summary Compensation Table. The following table sets forth the cash and non-cash compensation awarded to or earned during the last two fiscal years by our principal executive officer and by the most highly compensated executive officer other than the principal executive officer whose compensation (excluding compensation attributable to non-qualified deferred compensation earnings) during the fiscal year ended September 30, 2012 exceeded $100,000 for services rendered in all capacities to Roebling Financial Corp, Inc. and Roebling Bank (the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total

R. Scott Horner *	2012	$101,289	$—	$—	$—	$—	$101,289
President and Chief
Executive Officer

Janice A. Summers	2012	$125,673	$—	$—	$—	$14,912 (1)	$140,585
Executive Vice President	2011	115,913	—	—	—	14,675	130,588
and Chief Financial Officer

__________
*	Mr. Horner was appointed President and Chief Executive Officer of the Company on September 17, 2012. Ms. Summers served as Acting President and Chief Executive Officer prior to that date.

(1)Includes $4,163 in health insurance premiums paid by the Bank, 1,207 shares allocated to Ms. Summers’ account pursuant to the ESOP at a cost of $8.48 per share (with an aggregate market value of $4,949 at September 30, 2012) and $518 representing the taxable amount of employer-provided group term life insurance.

Outstanding Equity Awards at Fiscal Year End. The following table sets forth information on an award-by-award basis with respect to outstanding equity awards to the Named Executive Officers at fiscal year end, as well as the value of such awards held by such persons at the end of the fiscal year.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (2)
R. Scott Horner	—	—	$—	—	—		$—
Janice A. Summers	10,000	—	12.725	09/06/16	348	(1)	1,427
___________
(1)	Represents remaining unvested shares awarded to Ms. Summers under the Restricted Stock Plan on December 4, 2008 which vest in December 2012.
(2)	Based on the most recent closing price of the Common Stock as of September 30, 2012 ($4.10 per share).

Retirement, Severance and Change-in-Control Arrangements. The Company has various arrangements with the Named Executive Officers pursuant to which they may become eligible for retirement benefits or payments in connection with a termination of their employment or a change in control of the Company.

Employment Agreement. The Bank has entered into an employment agreement (the “Agreement”) with Ms. Janice A. Summers for a one-year term subject to annual extension for an additional year each year unless the Board of Directors gives 60 days prior notice. As of September 30, 2012, Ms. Summers’ base salary under her Agreement is $130,000 per annum. Under the Agreement, Ms. Summers’ employment may be terminated by the Bank with or without “just cause” as defined in the Agreement. If the Bank terminates Ms. Summers’ employment without just cause, she will be entitled to a continuation of her salary from the date of termination through the remaining term of the Agreement, but in no event for a period of less than six months thereafter. In the event of the termination of employment in connection with any change in control of the Bank during the term of the Agreement, Ms. Summers will be paid an amount equal to 2.0 times her total taxable compensation for the calendar year ending on December 31 preceding such termination, plus the costs associated with maintaining her benefits participation for a period of two years. In the event of a change in control at September 30, 2012, Ms. Summers would have been entitled to a payment of approximately $258,000.

401(k) Plan. Roebling Bank sponsors a defined contribution 401(k) Plan pursuant to which eligible employees may contribute up to the maximum amount  allowed by law annually. The 401(k) Plan is open to all employees over the age of 21.  In fiscal 2009, the Bank matched employee contributions 100% up to the first 3% of salary and 50% of contributions on the next 2% of compensation to a maximum of 4%.  As of October 1, 2009, matching contributions were made discretionary.  Employees are eligible for matching contributions after one year of service.  Employees may invest their 401(k) Plan account balances in various mutual funds. Employees are immediately vested in their plan contributions and in matching contributions made by the Bank. Participating employees may begin receiving distributions from their 401(k) Plan account on their retirement at age 59½ and must begin receiving distributions at age 70.

Stock Option and Restricted Stock Plans. Under the 1999 and 2006 Stock Option and Restricted Stock Plans, all plan share awards become vested and non-forfeitable upon a termination of employment in connection with death or disability or upon a change in control of the Company. At September 30, 2012, all outstanding options for Ms. Summers were exercisable. At September 30, 2012, Ms. Summers had 348 shares of unvested restricted stock awards which had an aggregate value of $1,427 based on the last closing price of the Common Stock on that date and which would vest immediately upon her termination of employment in connection with her death or disability or a change in control.

Employee Stock Ownership Plan. The Company maintains an employee stock ownership plan for the exclusive benefit of participating employees. Participating employees are employees who have completed one year of service and have attained the age of 21. The ESOP is funded by contributions made by the Company in cash or Common Stock. Benefits may be paid either in shares of the Common Stock or in cash. The ESOP has previously borrowed funds from the Company to finance the acquisition of shares of the Common Stock. Shares purchased with loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of total compensation. All participants must be employed at least 1,000 hours in a plan year, or have terminated employment following death, disability or retirement, in order to receive an allocation. Participant benefits become fully vested in plan allocations following five years of service. Employment before the adoption of the employee stock ownership plan is credited for the purposes of vesting. At September 30, 2012, Ms. Summers had 12,213 shares and cash with an aggregate value of $52,169 credited to her account in the ESOP and is fully vested.

Director Compensation.  Set forth below is a table providing information concerning the compensation of the directors of Roebling Financial Corp, Inc. who were not Named Executive Officers during the last fiscal year.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	All Other Compensation		Total
Mark V. Dimon	$24,000	$—	$—	$—		$24,000
John J. Ferry	24,000	—	—	—		24,000
Joan K. Geary	24,000	—	—	—		24,000
John A. LaVecchia	24,000	—	—	—		24,000
George N. Nyikita	24,000	—	—	28,256	(2)	52,256
Robert R. Semptimphelter, Sr.	24,000	—	—	—		24,000
_______________
(1)	At September 30, 2012, directors had the following option awards:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Mark V. Dimon	9,107	—	$10.00	1/30/16
John J. Ferry	9,107	—	10.00	1/30/16
Joan K. Geary	9,107	—	10.00	1/30/16
John A. LaVecchia	9,107	—	10.00	1/30/16
George N. Nyikita	9,107	—	10.00	1/30/16
Robert R. Semptimphelter, Sr.	9,107	—	10.00	1/30/16

(2)	Consists of consulting fees as described below.

Board Fees. Each non-employee Director receives $2,000 a month.  Through August 2009, directors also received $150 for each board and committee meeting attended. Total fees of approximately $144,000 were paid to directors for their service on the Board of Directors and its committees during the fiscal year ended September 30, 2012. As Chairman, Mr. Ferry is an ex-officio member of all committees.

Mr. Nyikita provided consulting services to the Bank to assist during the period of management transition.  He was being paid at the rate of $35.00 per hour for work performed.

Directors Consultation and Retirement Plan. The Bank sponsors a Directors Consultation and Retirement Plan (“DRP”) to provide retirement benefits to non-employee directors of the Bank. Payments under the DRP commence upon retirement as a director of the Bank. The DRP provides a retirement benefit based on the number of years of service to the Bank. Benefits shall be paid for a maximum of 120 months to the retired directors or their beneficiary. For the fiscal year ended September 30, 2012, no payments were made under the DRP.

Directors Change in Control Severance Plan. The Company has adopted a Directors Change in Control Severance Plan. In the event of a future Change in Control of the Company and the termination of  the service of a director, he or she will receive a severance benefit payable in a lump-sum as follows: for those with less than 10 years of Board service, 100% of the most recent calendar year’s  aggregate Board compensation; more than 10 but less than 15 years, 150% of such prior year’s compensation; more than 15 but less than 20 years, 200% of such prior year’s compensation; and more than 20 years, 300% of prior year’s compensation. No such payments will be made that would exceed the tax-deductible limits under Section 280G of the Internal Revenue Code of 1986.

Stock Option and Restricted Stock Plans. Effective with the adoption of the Roebling Financial Corp, Inc. 2006 Stock Option Plan on January 30, 2006, each non-employee director was granted options to acquire 9,107 shares of common stock at an exercise price of $10.00 per share. All such options were immediately vested and exercisable. Effective with the adoption of the Roebling Bank 2006 Restricted Stock Plan on January 30, 2006, each non-employee director was awarded 2,185 shares of restricted stock which vested one-third on the date of grant and one-third annually thereafter. At September 30, 2012, all such restricted stock awards had vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)            Security Ownership of Certain Beneficial Owners.  Persons and groups beneficially owning in excess of 5% of the Common Stock are required to file reports regarding their ownership with the Securities and Exchange Commission. A person is the beneficial owner of any shares of Common Stock as to which he or she has or shares voting or investment power or has the right to acquire within 60 days. Based on our review of beneficial ownership reports filed with the Securities and Exchange Commission, the following table sets forth persons or groups who are known to us to beneficially own more than 5% of the Common Stock as of September 30, 2012.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Shares of Common Stock Outstanding

Mark V. and Dawn Dimon Route 130 South and Delaware Avenue Roebling, New Jersey 08554	105,298	(1)	6.2%

John J. and Denise Ferry Route 130 South and Delaware Avenue Roebling, New Jersey 08554	102,219	(1)	6.0%

Roebling Bank Employee Stock Ownership Plan Trust Route 130 South and Delaware Avenue Roebling, New Jersey 08554	105,788	(2)	6.3%

Lance S. Gad 1250 Fence Row Drive Fairfield, Connecticut 06824	131,122		7.8%

Philip V. Oppenheimer Carl K. Oppenheimer Oppvest, LLC Oppvest II, LLC Oppenheimer-Spence Financial Services Partnership L.P. Oppenheimer-Close International, Ltd. 119 West 57th Street, Suite 1515 New York, NY 10019	140,450	(3)	8.3%

_______________
(1)	Excludes 105,788 shares held by the ESOP Trust for which he serves as a trustee and 13,563 unvested shares held by the RSP Trust for which he also serves as a trustee.
(2)
The Roebling Bank Employee Stock Ownership Plan (“ESOP”) has shared voting and dispositive power over 105,788 shares of Common Stock. The Board of Directors has appointed a committee consisting of non-employee Directors Dimon, Ferry and LaVecchia to serve as the ESOP administrative committee (“ESOP Committee”) and to serve as the ESOP trustees (“ESOP Trustees”). The ESOP Committee or the Board instructs the ESOP Trustees regarding investment of ESOP plan assets. The ESOP Trustees must vote all shares allocated to participant accounts under the ESOP as directed by participants. Unallocated shares and shares for which no timely voting direction is received, will be voted by the ESOP Trustees as directed by the ESOP Committee. As of September 30, 2012, 87,487 shares have been allocated to participant accounts under the ESOP.

(3)
Includes 129,650 shares beneficially owned by Oppenheimer-Spence Financial Services Partnership L.P. (“Oppenheimer-Spence”) and 10,800 shares beneficially owned by Oppenheimer-Close International, Ltd. (“Oppenheimer-Close”)  In its capacity as General Partner, Oppvest, LLC may be deemed the beneficial owner of shares held by Oppenheimer-Spence and in its capacity as investment advisor, Oppvest II, LLC may be deemed the beneficial owner of shares held by Oppenheimer-Close.  In their capacities as managing members of Oppvest, LLC and Oppvest II, LLC, Philip V. and Carl K. Oppenheimer may also be deemed the beneficial owners of shares held by Oppenheimer-Spence and Oppenheimer-Close.

(b)              Security Ownership of Management.  The following table sets forth information with respect to the beneficial ownership as of September 30, 2012 of each of the Company’s directors and executive officers and by all directors and executive officers as a group of the Company’s common stock, $.10 par value (the “Common Stock”) which is the only class of the Company’s equity securities outstanding.

Name	Amount and Nature of Beneficial Ownership		Percent of Class

R. Scott Horner	--		--%
John J. Ferry	102,219	(1)	6.0%
John A. LaVecchia	21,704	(1)	1.3%
George N. Nyikita	35,484		2.1%
Mark V. Dimon	105,298	(1)	6.2%
Joan K. Geary	37,381		2.2%
Robert R. Semptimphelter, Sr.	45,357		2.7%
Janice A. Summers	30,028	(2)	1.8%

All directors and executive offices as a group (8 persons)	377,471	(1)(3)	21.6%

(1)
Excludes 105,788 shares held by the ESOP and 13,563 unvested shares held by the restricted stock plan for which Messrs. LaVecchia, Dimon and Ferry serve as members of the ESOP and RSP Trust Committees. Such individuals disclaim beneficial ownership with respect to such shares held in a fiduciary capacity.

(2)	Includes 12,213 shares allocated to the account of Ms. Summers in the ESOP and 10,000 shares that may be acquired through the exercise of stock options within 60 days.
(3)	Includes 64,642 shares that may be acquired through the exercise of stock options within 60 days.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of September 30, 2012 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.

	(a)	(b)	(c)
	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders
1999 Stock Option Plan	28,400	$12.725	—
2006 Stock Option Plan	64,642	10.422	26,434
1999 Restricted Stock Plan	209	—	2,118
2006 Restricted Stock Plan	348	—	20,330

Equity compensation plans not approved by shareholders (1)	—	—	—
TOTAL	93,599	$11.125	48,882
_______
(1)	Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions.  The Bank, like many financial institutions, has followed a policy of granting various types of loans to officers, directors, and employees. The loans have been made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender, and did not involve more than the normal risk of collectibility, or present other unfavorable features. During the years ended September 30, 2012 and 2011, no directors, officers or their immediate family members were engaged in business transactions with the Company involving more than $120,000 (other than through loans as part of the Bank’s regular lending operations).

Director Independence.  The Board of Directors has determined that all Directors would be considered independent under the independence standards of The Nasdaq Stock Market if the Common Stock were listed thereon.  In determining which directors are independent, the Board of Directors considered the deposit and other relationships which directors have with the Bank as well as the relationships described under “Related Party Transactions” but determined that these relationships did not affect their independence. There are no members of the Audit Committee who would not meet the independence standards of The Nasdaq Stock Market for Audit Committee members and no members of the Audit Committee who could only serve under exceptions to these standards.

Item 14.  Principal Accounting Fees and Services

Fees paid to the Company’s principal accountant for each of the last two fiscal years are set forth below:

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2012	$56,729	$—	$15,000	$—
2011	$55,400	$—	$9,650	$—

Audit Fees include fees billed by the Company’s independent auditors for professional services rendered for the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

Audit-Related Fees - none incurred in fiscal 2012 or 2011.

Tax Fees primarily include fees associated with tax audits, tax compliance, tax consulting and tax planning. This category also includes services related to tax disclosure and filing requirements.

All Other Fees are fees billed for professional services other than those listed under Audit Fees, Audit-Related Fees and Tax Fees. No such fees were billed during the last two fiscal years.

The Audit Committee has pre-approved all audit and non-audit services provided by the independent auditor and has not adopted pre-approval procedures for this purpose. No portion of non-audit fees during the past two years were approved pursuant to paragraph (c)(7)(i)(c) of Rule 2-01 of Regulation S-X.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(1)           The following financial statements and the independent auditors’ report appear in this Annual Report on Form 10-K immediately after this Item 15:

(2)            Schedules omitted as they are not applicable.

(3)            The following exhibits are either filed as part of this Annual Report on Form 10-K or incorporated herein by reference:

Number	Description

3.1	Certificate of Incorporation*
3.2	Bylaws**
4.0	Form of Stock Certificate***

10.1†	Directors’ Consultation and Retirement Plan*******
10.2†	Roebling Bank Stock Option Plan****
10.3†	Roebling Bank Restricted Stock Plan****
10.4†	Employment Agreement between Janice A. Summers and Roebling Bank********
10.5†	Roebling Financial Corp, Inc. 2006 Stock Option Plan*****
10.6†	Roebling Bank 2006 Restricted Stock Plan*****
10.7†	Directors Change in Control Severance Plan ******
10.8†	Directors Deferred Compensation Agreement between John J. Ferry and Roebling Bank*******
10.9†	Directors Deferred Compensation Agreement between George N. Nyikita and Roebling Bank*******
10.10†	Directors Deferred Compensation Agreement between Mark V. Dimon and Roebling Bank********
10.11	Formal Agreement, dated July 23, 2012*********
21	Subsidiaries
23	Consent of Independent Auditors
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification
101.INS‡	XBRL Instance Document
101.SCH‡	XBRL Schema Document ‡
101.CAL‡	XBRL Calculation Linkbase Document
101.LAB‡	XBRL Labels Linkbase Document
101.PRE‡	XBRL Presentation Linkbase Document
101.DEF‡	XBRL Definition Linkbase Document
_________
†	Management contract or compensatory plan or arrangement.
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

*	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-50969) filed with the Commission on September 30, 2004.
**	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.
***	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.
****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-119839) filed with the Commission on October 20, 2004.
*****	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-132059) filed with the Commission on February 27, 2006.
******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008.
*******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
********	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
*********	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 23, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Roebling Financial Corp, Inc. and Subsidiary

We have audited the accompanying consolidated statements of financial condition of Roebling Financial Corp, Inc. and Subsidiary, as of September 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Roebling Financial Corp, Inc. and Subsidiary, at September 30, 2012 and 2011, and the results of their operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

December 19, 2012

534 Union Boulevard   ▪   Totowa Boro, NJ   07512   ▪   973.595.5300 phone   ▪   973.595.5890 fax   ▪   www.fasbhome.com

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2012	2011

Assets

Cash and due from banks	$760,401	$747,508
Interest-bearing deposits	4,020,735	3,080,866

Total cash and cash equivalents	4,781,136	3,828,374

Securities available for sale	44,000,750	42,817,596
Securities held to maturity; approximate fair value of
$92,000 (2012) and $113,000 (2011), respectively	88,653	109,236
Loans receivable, net	106,000,965	108,615,855
Real estate owned	444,447	1,611,351
Accrued interest receivable	470,179	515,422
Federal Home Loan Bank of New York stock, at cost	879,400	545,300
Premises and equipment	3,149,706	3,158,720
Other assets	1,977,826	2,665,815

Total assets	$161,793,062	$163,867,669

Liabilities and stockholders' equity

Liabilities

Deposits	$128,903,944	$139,218,832
Borrowed funds	13,650,000	6,000,000
Advances from borrowers for taxes and insurance	603,476	525,300
Other liabilities	1,740,407	1,493,760

Total liabilities	144,897,827	147,237,892

Commitments and contingencies	-	-

Stockholders' equity

Serial preferred stock, par value $.10, authorized 5,000,000
shares, no shares issued	-	-
Common stock; par value $.10; 20,000,000 shares authorized
and 1,718,473 shares issued	171,847	171,847
Additional paid-in-capital	10,277,027	10,313,756
Treasury stock, at cost; 31,946 shares	(190,398)	(190,398)
Unallocated employee stock ownership plan shares	(155,131)	(232,696)
Unallocated restricted stock plan shares	(95,721)	(87,280)
Deferred compensation obligation	317,919	284,760
Stock purchased for deferred compensation plan	(317,919)	(284,760)
Retained earnings - substantially restricted	6,067,707	5,941,578
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of tax	929,061	810,577
Defined benefit plan, net of tax	(109,157)	(97,607)

Total stockholders' equity	16,895,235	16,629,777

Total liabilities and stockholders' equity	$161,793,062	$163,867,669

See accompanying notes to consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	September 30,
	2012	2011

Interest income:
Loans receivable	$5,206,650	$5,585,487
Securities	1,077,581	1,270,132
Other interest-earning assets	28,510	36,673

Total interest income	6,312,741	6,892,292

Interest expense:
Deposits	1,176,853	1,554,406
Borrowed funds	181,828	206,888

Total interest expense	1,358,681	1,761,294

Net interest income	4,954,060	5,130,998
Provision for (recovery of) loan losses	350,000	(150,000)

Net interest income after provision for
(recovery of) loan losses	4,604,060	5,280,998

Non-interest income:
Loan fees	79,767	85,453
Account servicing and other	404,887	381,560
Gain on sale of loans	53,490	13,963

Total non-interest income	538,144	480,976

Non-interest expense:
Compensation and benefits	2,346,277	2,333,865
Occupancy and equipment	471,599	491,312
Service bureau and data processing	599,987	528,079
Federal deposit insurance premiums	211,233	270,891
Real estate owned expense, net	345,504	356,465
Other	1,001,738	1,087,403

Total non-interest expense	4,976,338	5,068,015

Income before income tax	165,866	693,959
Income tax	39,737	254,402

Net income	$126,129	$439,557

Basic and diluted earnings per common share	$0.08	$0.27

Weighted average shares outstanding - basic and diluted	1,663,651	1,654,501

See accompanying notes to consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	September 30,
	2012	2011

Net income	$126,129	$439,557

Other comprehensive income (loss):
Unrealized net holding gains (losses) on securities
available for sale, net of tax (benefit) of $78,792
and $(1,523), respectively	118,484	(2,290)
Adjustment to minimum pension liability, net of tax (benefit)
of $(7,680) and $18,535, respectively	(11,550)	27,873

Comprehensive income	$233,063	$465,140

See accompanying notes to consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Common		Accumulated
		Additional		Unallocated	Unallocated	Deferred	Stock for		Other
	Common	Paid-in	Treasury	ESOP	RSP	Compensation	Deferred	Retained	Comprehensive
	Stock	Capital	Stock	Shares	Shares	Obilgation	Compensation	Earnings	Income (Loss)	Total

Balance - September 30, 2010	$171,847	$10,348,052	$(190,398)	$(310,261)	$(93,041)	$239,893	$(239,893)	$5,502,021	$687,387	$16,115,607

Net income	-	-	-	-	-	-	-	439,557	-	439,557
Amortization of ESOP shares	-	(36,171)	-	77,565	-	-	-	-	-	41,394
Change in unrealized gain (loss)
on securities available for	-	-	-	-	-	-	-	-	(2,290)	(2,290)
sale, net of tax
Deferred compensation plan	-	-	-	-	-	44,867	-	-	-	44,867
Common stock acquired for
deferred compensation
plan	-	-	-	-	-	-	(44,867)	-	-	(44,867)
Allocation of RSP shares	-	5,520	-	-	5,761	-	-	-	-	11,281
Tax expense of stock benefit	-	(3,645)	-	-	-	-	-	-	-	(3,645)
plans
Adjustment to minimum pension
liability, net of tax	-	-	-	-	-	-	-	-	27,873	27,873

Balance - September 30, 2011	171,847	10,313,756	(190,398)	(232,696)	(87,280)	284,760	(284,760)	5,941,578	712,970	16,629,777

Net income	-	-	-	-	-	-	-	126,129	-	126,129
Amortization of ESOP shares	-	(44,001)	-	77,565	-	-	-	-	-	33,564
Change in unrealized gain (loss)
on securities available for
sale, net of tax	-	-	-	-	-	-	-	-	118,484	118,484
Deferred compensation plan	-	-	-	-	-	33,159	-	-	-	33,159
Common stock acquired for
deferred compensation
plan	-	-	-	-	-	-	(33,159)	-	-	(33,159)
Allocation of RSP shares	-	9,779	-	-	(8,441)	-	-	-	-	1,338
Tax expense of stock benefit	-	(2,507)	-	-	-	-	-	-	-	(2,507)
plans
Adjustment to minimum pension
liability, net of tax	-	-	-	-	-	-	-	-	(11,550)	(11,550)

Balance - September 30, 2012	$171,847	$10,277,027	$(190,398)	$(155,131)	$(95,721)	$317,919	$(317,919)	$6,067,707	$819,904	$16,895,235

See accompanying notes to consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net income	$126,129	$439,557
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	122,184	126,070
Amortization of premiums and discounts, net	59,262	43,794
Amortization of deferred loan fees and costs, net	8,466	19,809
Provision for (recovery of) loan losses	350,000	(150,000)
Provision for loss on real estate owned	297,154	309,236
Loss on sale of real estate owned	331	819
Origination of loans held for sale, net of repayments	(5,754,250)	(4,313,438)
Gain on sale of loans	(53,490)	(13,963)
Proceeds from sale of loans held for sale	5,657,715	4,833,001
(Gain) loss on disposition of premises and equipment	(3,700)	2,097
Decrease in other assets	616,878	111,397
Decrease (increase) in accrued interest receivable	45,243	(11,591)
Increase in other liabilities	224,910	103,698
Amortization/allocation of ESOP and RSP	34,902	52,675
Increase in deferred compensation stock obligation	33,159	44,867

Net cash provided by operating activities	1,764,893	1,598,028

Cash flows from investing activities:
Purchase of securities available for sale	(19,037,222)	(25,052,481)
Proceeds from payments and maturities of
securities available for sale	17,992,129	22,780,182
Proceeds from payments and maturities
of securities held to maturity	20,535	18,052
Proceeds from sale of loans	-	76,800
Loan payments (disbursements), net	2,392,542	851,427
Proceeds from sale of real estate owned	883,326	928,441
(Purchase) redemption of Federal Home Loan Bank Stock	(334,100)	200,200
Purchase of premises and equipment	(113,170)	(62,963)
Proceeds from sale of premises and equipment	3,700	-

Net cash provided by (used in) investing activities	1,807,740	(260,342)

See accompanying notes to consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

	Year Ended
	September 30,
	2012	2011

Cash flows from financing activities:
Net (decrease) increase in deposits	(10,314,888)	449,917
Net increase (decrease) in short-term borrowed funds	8,650,000	(3,000,000)
Repayment of long-term borrowed funds	(1,000,000)	(1,000,000)
Increase in advance payments by borrowers
for taxes and insurance	78,176	66,856
Purchase of common shares for deferred compensation plan	(33,159)	(44,867)

Net cash used in financing activities	(2,619,871)	(3,528,094)

Net increase (decrease) in cash and cash equivalents	952,762	(2,190,408)

Cash and cash equivalents - beginning	3,828,374	6,018,782

Cash and cash equivalents - ending	$4,781,136	$3,828,374

Supplemental Disclosures of Cash Flow Information

Cash paid for:
Interest on deposits and borrowed funds	$1,360,020	$1,762,913

Income taxes (refunds), net	$(277,340)	$161,493

Transfers to real estate owned	$13,907	$2,100,537

See accompanying notes to consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a description of the more significant accounting policies used in preparation of the accompanying consolidated financial statements of Roebling Financial Corp, Inc. and Subsidiary (the “Company”).

Principles of Consolidation

The consolidated financial statements are comprised of the accounts of Roebling Financial Corp, Inc. and its wholly-owned subsidiary, Roebling Bank (the “Bank”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period then ended.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and the assessment of prepayment risks associated with mortgage-backed securities.  Management believes that the allowance for loan losses considers all known and inherent losses, foreclosed real estate is appropriately valued and prepayment risks associated with mortgage-backed securities are properly recognized.  While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance for loan losses or further writedowns of foreclosed real estate may be necessary based on changes in economic conditions in the Company's market area.  Additionally, assessments of prepayment risks related to mortgage-backed securities are based upon current market conditions, which are subject to frequent change.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and foreclosed real estate.  Such agencies may require the Company to recognize additions to the allowance for loan losses or additional writedowns on foreclosed real estate based on their judgments about information available to them at the time of their examination.

Concentration of Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, investment and mortgage-backed securities and loans. Cash and cash equivalents include amounts placed with highly rated financial institutions. Investment securities include securities backed by the U.S. Government and other highly rated instruments.  The Company's lending activity is concentrated in loans secured by real estate located in the State of New Jersey.  The Company's loan portfolio is predominantly made up of 1-to-4 family residential mortgage and home equity loans, the majority of which are secured by properties located in Burlington County.  These loans are secured by lien positions on the respective real estate properties and are subject to the Company's loan underwriting policies.  In general, the Company's loan portfolio performance is dependent upon the local economic conditions.

Interest-Rate Risk

The Company is principally engaged in the business of attracting deposits from the general public and using these deposits to make loans secured by real estate and, to a lesser extent, consumer and commercial loans and to purchase mortgage-backed and investment securities.  The potential for interest-rate risk exists as a result of the shorter duration of the Company's interest-sensitive liabilities compared to the generally longer duration of interest-sensitive assets.

In a rising interest rate environment, liabilities will generally reprice faster than assets, and there may be a reduction in the market value of long-term assets and net interest income.  For this reason, management regularly monitors the maturity and interest-rate structure of the Company's assets and liabilities in order to control its level of interest-rate risk and to plan for future volatility.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Cash and Cash Equivalents

Cash and cash equivalents include cash, amounts due from depository institutions, and interest-bearing accounts with original maturities of three months or less.

Investments and Mortgage-backed Securities

Debt securities over which there exists positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings.  Debt and equity securities not classified as trading securities, nor as held-to-maturity securities, are classified as available-for-sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in a separate component of stockholders’ equity.

An individual security is considered impaired when the fair value of such security is less than its amortized cost. Management evaluates all securities with unrealized losses quarterly to determine if such impairments are temporary or “other-than-temporary” in accordance with applicable accounting guidance.  The Company accounts for temporary impairments based upon security classification as either available for sale or held to maturity.  Temporary impairments on available-for-sale securities are recognized on a tax-effected basis through other comprehensive income, with offsetting entries adjusting the carrying value of the securities and deferred income taxes.  Temporary impairments of held-to-maturity securities are not recognized in the consolidated financial statements.  Information concerning the amount and duration of impairments on securities is disclosed in the notes to the consolidated financial statements.

Other-than-temporary impairments on debt securities that the Company has decided to sell, or will more likely than not be required to sell prior to the full recovery of its cost basis are recognized in earnings.  Otherwise, the other-than-temporary impairment is bifurcated into credit-related and non-credit-related components.  The credit-related impairment generally represents the amount by which the present value of the cash flows expected to be collected on a debt security falls below its amortized cost.  The non-credit-related component represents the remaining portion of the impairment not otherwise designated as credit-related.  Credit-related other-than-temporary impairments are recognized in earnings while non-credit-related other-than-temporary impairments are recognized, net of deferred income taxes, in other comprehensive income.

Premiums and discounts on all securities are amortized/accreted using the interest method.  Interest and dividend income on securities, which includes amortization of premiums and accretion of discounts, is recognized in the financial statements when earned.  The adjusted cost basis of an identified security sold or called is used for determining security gains and losses recognized in the statements of income.

Loans and Allowance for Loan Losses

Loans receivable are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan origination fees and discounts.

Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for prepayments.

An allowance for loan losses is maintained at a level considered necessary to provide for loan losses based upon the evaluation of known and inherent losses in the loan portfolio.  Management of the Company, in determining the allowance for loan losses, considers the credit risks inherent in its loan portfolio and changes in the nature and volume of its loan activities, along with the general economic and real estate market conditions.  The Company utilizes a two tier approach: (1) identification of impaired loans and establishment of loss allowances on such loans; and (2) establishment of valuation allowances on the remainder of its loan portfolio.  The Company maintains a loan

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Loans and Allowance for Loan Losses (Cont’d)

review system which provides for a periodic review of its loan portfolio and the early identification of impaired problem loans.  Such system takes into consideration, among other things, delinquency status, size of loans, type of collateral and financial condition of the borrowers.  A loan is deemed to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. The Company does not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Valuation allowances on the remaining portfolio are based upon a combination of factors including, but not limited to, actual loan loss experience, loan type, loan classification, current economic conditions and management's judgment.

Regardless of the extent of the analysis of customer performance, portfolio evaluations, trends or risk management processes established, certain inherent, but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer’s financial condition or changes in condition, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends, and the sensitivity of assumptions utilized to establish allocated allowances for homogeneous groups of loans, among other factors. An unallocated allowance is maintained to recognize the existence of these exposures. These other credit risk factors are regularly reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results.

The Company accounts for its transfers and servicing of financial assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing. Transfers of financial assets for which the Company has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interests in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and based on their relative estimated fair values. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. There were no transfers of financial assets to related or affiliated parties. As of September 30, 2012 and 2011, the Company has not recorded mortgage servicing assets due to the immateriality of the amount that would have been capitalized based upon the limited amount of assets serviced by the Company.

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

Federal Home Loan Bank of New York Stock

As a member of the Federal Home Loan Bank of New York (“FHLB”), the Bank is required to acquire and hold shares of FHLB stock.  The holding requirement varies based on mortgage-related asset holdings and borrowing activity with the FHLB.  The investment in FHLB stock is carried at cost.  The Bank conducts a periodic review and evaluation of FHLB stock to determine if any impairment exists.  Management has determined that no other-than-temporary impairment existed as of, and for the years ended, September 30, 2012 and 2011.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost less accumulated depreciation and amortization.  Significant renovations and additions are capitalized.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period.  The cost of maintenance and repairs is charged to expense as incurred.  The Company computes depreciation on a straight-line basis over the estimated useful lives of the assets.

Real Estate Owned

Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell at the date of foreclosure.  Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.  Subsequent valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair value less estimated selling cost.  Gains and losses from sale of these properties are recognized as they occur.  Income from operating properties is recorded in operations as earned.

Income Taxes

Federal and state income taxes have been provided on the basis of reported income.  Deferred income taxes are provided for certain items in income and expense which enter into the determination of income for financial reporting purposes in different periods than for income tax purposes.

Effective October 1, 2007, the Company adopted the provisions of ASC Topic 740, “Income Taxes,” concerning accounting for uncertainty in income taxes. The provisions provide clarification on accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with ASC Topic 740. The provisions prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provide guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognized no adjustment for unrecognized income tax benefits for the years ended September 30, 2012 or 2011. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statement of income. The Company did not recognize any interest and penalties for the years ended September 30, 2012 or 2011. The tax years subject to examination by the taxing authorities are the years ended September 30, 2012, 2011, 2010 and 2009.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under ASC Topic 718, which requires compensation costs related to share-based payments transactions to be recognized in the financial statements over the period the employee provides service in exchange for the reward.

Earnings Per Share

Basic earnings per share is computed by dividing net income for the year by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the Employee Stock Ownership Plan (“ESOP”).  Diluted earnings per share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effect of outstanding stock options and compensation grants, if dilutive, using the treasury stock method.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Earnings Per Share (Cont’d)

The following is a summary of the Company’s earnings per share calculations:

	Year Ended
	September 30,
	2012	2011

Net income	$126,129	$439,557

Weighted average common shares
outstanding for computation of
basic EPS (1)	1,663,651	1,654,501

Common-equivalent shares due to
the dilutive effect of stock options
and RSP awards	-	-

Weighted-average common shares
for computation of diluted EPS	1,663,651	1,654,501

Earnings per common share:
Basic	$0.08	$0.27
Diluted	$0.08	$0.27

(1) Excludes unallocated ESOP shares

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Subsequent Events

The Company has considered whether any events or transactions occurring after September 30, 2012 would require recognition or disclosure in the financial statements as of or for the year ended September 30, 2012. The evaluation was conducted through the date these financial statements were issued.  No such subsequent events were identified.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  2.  SECURITIES AVAILABLE FOR SALE

	September 30, 2012
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U.S. Government and Agency Securities:
Due within one year	$1,000,000	$2,460	$-	$1,002,460
Due after one year through five years	5,000,000	96,260	-	5,096,260
Due after five years through ten years	13,881,488	190,592	-	14,072,080

Marketable Equity Securities	2,888	-	2,776	112

Mortgage-backed Securities:
GNMA	2,491,298	124,584	-	2,615,882
FHLMC	12,636,853	685,353	-	13,322,206
FNMA	7,441,336	450,414	-	7,891,750

	$42,453,863	$1,549,663	$2,776	$44,000,750

	September 30, 2011
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U.S. Government and Agency Securities:
Due after one year through five years	$8,000,000	$120,410	$-	$8,120,410
Due after five years through ten years	10,997,704	58,196	930	11,054,970

Marketable Equity Securities	2,888	-	2,792	96

Mortgage-backed Securities:
GNMA	3,364,585	113,185	-	3,477,770
FHLMC	11,182,541	652,588	450	11,834,679
FNMA	7,920,265	409,406	-	8,329,671

	$41,467,983	$1,353,785	$4,172	$42,817,596

Securities available for sale with a carrying value of approximately $3,165,000 and $1,962,000, as of September 30, 2012 and 2011, respectively, are pledged as security for deposits of governmental entities under the provisions of the Governmental Unit Deposit Protection Act (GUDPA). Securities with a carrying value of approximately $14,974,000 and $16,196,000 are pledged as collateral for Federal Home Loan Bank advances as of September 30, 2012 and 2011, respectively. In addition, securities with a carrying value of approximately $1,052,000 and $1,035,000 are pledged as collateral to the Federal Reserve Bank as of September 30, 2012 and 2011, respectively.

Provided below is a summary of securities available for sale which were in an unrealized loss position at September 30, 2012 and 2011.  Approximately $2,800 or 100% and $2,800 or 67% of the unrealized loss, as of September 30, 2012 and 2011, respectively, was comprised of securities in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  2.  SECURITIES AVAILABLE FOR SALE (Cont’d)

	September 30, 2012
	Under One Year		One Year or More

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

Marketable Equity Securities	$-	$-	$112	$2,776

Total available for sale	$-	$-	$112	$2,776

	September 30, 2011
	Under One Year		One Year or More

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. Government and Agency Securities	$999,070	$930	$-	$-

Marketable Equity Securities	-	-	96	2,792

Mortgage-backed Securities	1,026,552	450	-	-

Total available for sale	$2,025,622	$1,380	$96	$2,792

  3.  SECURITIES HELD TO MATURITY

	September 30, 2012
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Mortgage-backed Securities:
GNMA	$19,009	$817	$-	$19,826
FHLMC	38,829	1,488	-	40,317
FNMA	30,815	605	-	31,420

	$88,653	$2,910	$-	$91,563

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  3.  SECURITIES HELD TO MATURITY (Cont’d)

	September 30, 2011
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Mortgage-backed Securities:
GNMA	$20,391	$774	$-	$21,165
FHLMC	49,426	2,108	-	51,534
FNMA	39,419	542	-	39,961

	$109,236	$3,424	$-	$112,660

Securities held to maturity with a carrying value of approximately $15,000 and $16,000 are pledged as collateral for Federal Home Loan Bank advances as of September 30, 2012 and 2011, respectively.

  4.  LOANS RECEIVABLE, NET

	September 30,
	2012	2011

Mortgage loans:
One-to-four family residential	$62,831,016	$63,231,593
Multi-family residential	2,769,652	2,880,208
Commercial real estate	14,257,155	15,925,799
Construction and land	357,955	369,918

	80,215,778	82,407,518

Consumer and other loans:
Home equity	26,555,008	26,922,786
Other consumer	161,286	233,174
Commercial	434,719	546,116

	27,151,013	27,702,076

Total loans	107,366,791	110,109,594

Less:
Loans in process	63,408	227,500
Net deferred loan origination fees (costs)	(27,786)	(38,261)
Allowance for loan losses	1,330,204	1,304,500

	1,365,826	1,493,739

	$106,000,965	$108,615,855

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  4.  LOANS RECEIVABLE, NET (Cont’d)

The activity with respect to loans to directors, officers and associates of such persons is as follows:

	Year Ended
	September 30,
	2012	2011

Balance - beginning	$704,203	$696,485
Loan disbursements	136,436	288,887
Collection of principal	(151,335)	(233,169)
Other changes	161,239	(48,000)

Balance - ending	$850,543	$704,203

Activity in the allowance for loan losses is summarized as follows:

	Year Ended
	September 30,
	2012	2011

Balance - beginning	$1,304,500	$3,207,851
Provision for (recovery of) loan losses	350,000	(150,000)
Charge-offs	(337,761)	(2,091,934)
Recoveries	13,465	338,583

Balance - ending	$1,330,204	$1,304,500

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  4.  LOANS RECEIVABLE, NET (Cont’d)

The Company has segmented its loans into three portfolio segments of residential, commercial purpose and consumer. It has further disaggregated these segments into additional classes of loans. The residential portfolio segment includes loans to consumers, secured by one-to-four family residential properties that are generally owner-occupied. This portfolio segment includes two classes, mortgage loans and home equity loans. Commercial purpose loans are one segment and one class of receivable. These are loans made to individuals and businesses for business purposes. They are generally collateralized by commercial real estate, residential properties (one-to-four or multifamily), land or business assets, and may be provided for permanent or construction financing. The consumer portfolio segment includes non-mortgage loans to individuals for consumer purposes. They are further categorized into three classes, including account loans, unsecured loans and other loans. The following table reflects the aging and accrual status of the Company’s loan portfolio by portfolio segment and class as of September 30, 2012 and 2011:

	September 30, 2012
	Past Due					Total
	30-59	60-89	90+			Loans	Non-	90+ and
	Days	Days	Days	Total	Current	Receivable	Accrual	Accruing
				(In thousands)
Residential:
Mortgage	$-	$-	$528	$528	$56,084	$56,612	$528	$-
Home equity	-	22	165	187	26,368	26,555	165	-
Commercial purpose	-	-	1,037	1,037	22,938	23,975	846	191
Consumer:
Account loans	-	-	-	-	40	40	-	-
Unsecured	-	-	-	-	79	79	-	-
Other	-	-	-	-	42	42	-	-
	$-	$22	$1,730	$1,752	$105,551	$107,303	$1,539	$191

	September 30, 2011
	Past Due					Total
	30-59	60-89	90+			Loans	Non-	90+ and
	Days	Days	Days	Total	Current	Receivable	Accrual	Accruing
				(In thousands)
Residential:
Mortgage	$36	$-	$209	$245	$55,882	$56,127	$209	$-
Home equity	91	72	140	303	26,620	26,923	140	-
Commercial purpose	-	-	526	526	26,073	26,599	335	191
Consumer:
Account loans	-	-	-	-	47	47	-	-
Unsecured	-	-	-	-	79	79	-	-
Other	36	-	-	36	71	107	-	-
	$163	$72	$875	$1,110	$108,772	$109,882	$684	$191

Additional interest income that would have been recognized on non-accrual loans, had the loans been current and performing in accordance with the original terms of their contracts, totaled approximately $68,000 and $222,000 for the years ended September 30, 2012 and 2011, respectively.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  4.  LOANS RECEIVABLE, NET (Cont’d)

One of the primary methods used by the Company as an indicator of the credit quality of its residential and commercial purpose portfolios is the regulatory classification system. For the consumer portfolio segment, payment performance is the Company’s primary indicator of credit quality. Under the regulatory classification system, assets are classified as “pass,” “special mention,” “substandard,” “doubtful,” or “loss.”  A pass asset is considered of sufficient quality to preclude a special mention or adverse rating.  Pass assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the underlyng asset.  “Special mention” assets do not expose an institution to sufficient risk to warrant adverse classification, but have potential weaknesses that deserve management’s close attention.  An asset is considered substandard if it is inadequately protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.  The following table reflects the credit quality indicators by portfolio segment and class, as of September 30, 2012 and 2011:

	September 30, 2012
	Residential		Commercial
	Mortgage	Home Equity	Purpose
	(In thousands)

Pass	$54,636	$26,247	$15,664
Special Mention	1,448	143	4,790
Substandard	528	145	3,280
Doubtful	-	-	-
Loss	-	20	241
Total	$56,612	$26,555	$23,975

	Consumer
	Account
	Loans	Unsecured	Other
	(In thousands)

Performing	$40	$79	$42
Non-performing	-	-	-
Total	$40	$79	$42

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  4.  LOANS RECEIVABLE, NET (Cont’d)

	September 30, 2011
	Residential		Commercial
	Mortgage	Home Equity	Purpose
	(In thousands)

Pass	$54,389	$26,590	$16,896
Special Mention	1,493	193	4,374
Substandard	245	140	5,116
Doubtful	-	-	-
Loss	-	-	213
Total	$56,127	$26,923	$26,599

	Consumer
	Account
	Loans	Unsecured	Other
	(In thousands)

Performing	$47	$79	$107
Non-performing	-	-	-
Total	$47	$79	$107

Information about impaired loans, by portfolio segment and class as of or for the years ended September 30, 2012 and 2011, is as follows:

				For the Year Ended
	As of September 30, 2012			September 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance:
Residential
Mortgage	$-	$-		$64	$13
Home equity	93	93		140	7
Commercial purpose	1,119	1,119		1,165	60
	1,212	1,212		1,369	80

With a related allowance:
Residential
Mortgage	-	-	-	-	-
Home equity	72	72	20	50	-
Commercial purpose	1,004	1,004	331	578	13
	1,076	1,076	351	628	13

Total:
Residential
Mortgage	-	-	-	64	13
Home equity	165	165	20	190	7
Commercial purpose	2,123	2,123	331	1,743	73
Total impaired	$2,288	$2,288	$351	$1,997	$93

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  4.  LOANS RECEIVABLE, NET (Cont’d)

				For the Year Ended
	As of September 30, 2011			September 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

With no related allowance:
Residential
Mortgage	$-	$-		$22	$-
Home equity	140	140		85	-
Commercial purpose	1,441	1,441		1,150	35
	1,581	1,581		1,257	35

With a related allowance:
Residential
Mortgage	-	-	-	300	-
Home equity	-	-	-	-	-
Commercial purpose	507	507	213	2,700	7
	507	507	213	3,000	7

Total:
Residential
Mortgage	-	-	-	322	-
Home equity	140	140	-	85	-
Commercial purpose	1,948	1,948	213	3,850	42
Total impaired	$2,088	$2,088	$213	$4,257	$42

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  4.  LOANS RECEIVABLE, NET (Cont’d)

An analysis of the allowance for loan losses and the related loans receivable at or for the years ended September 30, 2012 and 2011, is as follows:

	September 30, 2012
		Commercial
	Residential	Purpose	Consumer	Unallocated	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$216	$982	$3	$103	$1,304
Provision for loan losses	128	234	(1)	(11)	350
Charge-offs	(94)	(244)	-	-	(338)
Recoveries	-	14	-	-	14
Ending Balance	$250	$986	$2	$92	$1,330

Ending balance, allowance for
loan losses:

Loans individually evaluated
for impairment	$20	$331	$-	$-	$351
Loans collectively evaluated
for impairment	230	655	2	92	979
Total	$250	$986	$2	$92	$1,330

Related loan receivable balance:

Loans individually evaluated
for impairment	$165	$2,123	$-		$2,288
Loans collectively evaluated
for impairment	83,002	21,852	161		105,015
Total	$83,167	$23,975	$161		$107,303

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  4.  LOANS RECEIVABLE, NET (Cont’d)

	September 30, 2011
		Commercial
	Residential	Purpose	Consumer	Unallocated	Total
			(In thousands)
Allowance for loan losses:

Beginning balance	$484	$2,664	$18	$42	$3,208
Provision for loan losses	(161)	(35)	(15)	61	(150)
Charge-offs	(107)	(1,985)	-	-	(2,092)
Recoveries	-	338	-	-	338
Ending Balance	$216	$982	$3	$103	$1,304

Ending balance, allowance for
loan losses:

Loans individually evaluated
for impairment	$-	$213	$-	$-	$213
Loans collectively evaluated
for impairment	216	769	3	103	1,091
Total	$216	$982	$3	$103	$1,304

Related loan receivable balance:

Loans individually evaluated
for impairment	$140	$1,948	$-		$2,088
Loans collectively evaluated
for impairment	82,910	24,651	233		107,794
Total	$83,050	$26,599	$233		$109,882

  5. REAL ESTATE OWNED
	September 30,
	2012	2011

Real estate acquired in settlement of loans	$637,200	$2,060,558
Allowance for losses	(192,753)	(449,207)

	$444,447	$1,611,351

Activity in the allowance for losses is summarized as follows:

	Year Ended
	September 30,
	2012	2011

Balance - beginning	$449,207	$386,100
Provision for losses	297,154	309,236
Charge-offs	(553,608)	(246,129)

Balance - ending	$192,753	$449,207

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  5. REAL ESTATE OWNED (Cont’d)

Real estate owned expense is summarized as follows:

	Year Ended
	September 30,
	2012	2011

Provision for losses	$297,154	$309,236
Net loss on sale	331	819
Carrying costs, net of rental income	48,019	46,410

	$345,504	$356,465

  6. ACCRUED INTEREST RECEIVABLE

	September 30,
	2012	2011

Loans receivable	$330,940	$360,697
Mortgage-backed securities	63,025	71,049
Investment securities	76,214	83,676

	$470,179	$515,422

  7.  PREMISES AND EQUIPMENT
	September 30,
	2012	2011

Land	$1,423,262	$1,423,262
Buildings and improvements	2,821,492	2,823,756
Furniture, fixtures and equipment	1,212,873	1,178,469

	5,457,627	5,425,487

Less accumulated depreciation	2,307,921	2,266,767

	$3,149,706	$3,158,720

Useful lives generally used in the calculation of depreciation are as follows:

Buildings                                                                                                              25 to 50 years
Paving and other building related additions                                                         5 to 10 years
Furniture and equipment                                                                                        3 to 10 years

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  7.  PREMISES AND EQUIPMENT (Cont’d)

Future minimum rental payments for the Westampton office, which is leased, are as follows:

	Year Ended
	September 30,
	2012	2011

2012	$-	$81,420
2013	81,420	81,420
2014	81,420	81,420
2015	6,785	6,785

	$169,625	$251,045

Total rent expense, including property taxes and common area maintenance, amounted to $102,000 for each of the years ended September 30, 2012 and 2011.

  8.  LOAN SERVICING

Loans serviced for others are not included in the accompanying consolidated statements of financial condition.  The unpaid principal balances of these loans are summarized as follows:
	September 30,
	2012	2011

Loan portfolios
serviced for:
FNMA	$17,151,165	$12,678,230
Other	1,889,813	2,093,115

	$19,040,978	$14,771,345

Custodial escrow balances maintained in connection with loan servicing totaled approximately $391,000 and $125,000, at September 30, 2012 and 2011, respectively.

  9.  DEPOSITS
	September 30,
	2012		2011
	Weighted		Weighted
	Average		Average
	Rate	Amount	Rate	Amount

Non-interest-bearing deposits	0.00%	$23,376,577	0.00%	$20,943,427
Interest-bearing checking accounts	0.22%	8,508,914	0.23%	7,578,426
Money market accounts	0.35%	21,234,619	0.64%	27,137,727
Savings accounts	0.13%	21,028,521	0.13%	19,836,145
Certificates of deposits	1.58%	54,755,313	1.91%	63,723,107

Total deposits	0.77%	$128,903,944	1.03%	$139,218,832

Deposit accounts with balances of $100,000 or more totaled approximately $40,541,000 and $46,589,000 at September 30, 2012 and 2011, respectively.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  9.  DEPOSITS (Cont’d)

Scheduled maturities of certificates of deposit are as follows:

	September 30,
	2012	2011
	(In thousands)

1 year or less	$34,578	$38,793
Over 1 year to 3 years	15,894	17,561
Over 3 years	4,283	7,369

	$54,755	$63,723

Interest expense on deposits is summarized as follows:

	Year Ended
	September 30,
	2012	2011

Interest-bearing checking accounts	$17,778	$17,141
Money market accounts	126,975	210,465
Savings accounts	27,183	36,592
Certificates of deposit	1,004,917	1,290,208

Total	$1,176,853	$1,554,406

10.  BORROWED FUNDS

The Company has available overnight borrowings with the Federal Home Loan Bank of New York ("FHLB") totaling 30% of assets at September 30, 2012 and 2011, subject to the terms and conditions of the lender’s overnight advance program. As of September 30, 2012, the Company had $8,650,000 in overnight advances at a rate of .38%. There were no overnight borrowings as of September 30, 2011.

At September 30, 2012 and 2011, fixed rate advances have contractual maturities as follows:

	September 30, 2012		September 30, 2011
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Due by September 30,

2012	$-		$1,000,000	2.93%
2013	3,000,000	3.23%	3,000,000	3.23%
2014	2,000,000	3.57%	2,000,000	3.57%

	$5,000,000	3.37%	$6,000,000	3.29%

At September 30, 2012 and 2011, the FHLB borrowings were secured by pledges of the Company’s investment in the capital stock of the FHLB totaling $879,400 and $545,300, respectively, and mortgage-backed and other securities with a carrying value of approximately $15.0 million and $16.2 million, respectively.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  INCOME TAXES

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code and was therefore, prior to September 30, 1996, permitted to deduct from taxable income an allowance for bad debts based upon eight percent of taxable income before such deduction, less certain adjustments.  Retained earnings, at September 30, 2012 and 2011, include approximately $281,000 of such bad debt, which, in accordance with ASC Topic 740, Income Taxes, is considered a permanent difference between the book and income tax basis of loans receivable, and for which income taxes have not been provided.  If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income taxes are summarized as follows:

	Year Ended
	September 30,
	2012	2011

Current tax expense (benefit):
Federal	$21,444	$(136,827)
State	1,935	285

	23,379	(136,542)

Deferred tax expense:
Federal	8,190	333,928
State	8,168	57,016

	16,358	390,944

Total income tax expense	$39,737	$254,402

The provision for income taxes differs from that computed at the federal statutory rate of 34% as follows:

	Year Ended
	September 30,
	2012	2011

Tax expense at federal statutory rates	$56,394	$235,946

Increase in tax expense (benefit) resulting from:
State taxes, net of federal tax effect	6,668	37,819
Other items	(23,325)	(19,363)

	$39,737	$254,402

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  INCOME TAXES (Cont’d)

The following temporary differences gave rise to deferred tax assets and liabilities:

	September 30,
	2012	2011

Deferred tax assets:
Allowance for loan and REO losses	$447,208	$545,226
Net operating loss carryforward	500,565	508,786
Pension liabilities	380,360	342,282
Deferred compensation	285,774	229,680
Uncollected interest	26,507	17,426
Depreciation	124,722	134,096
Other, net	10,940	17,572

Total deferred tax assets	1,776,076	1,795,068

Deferred tax liabilities:
Net unrealized gain on securities available for sale	617,827	539,035
Deferred loan origination costs	84,439	85,178
Prepaid expenses	43,258	52,833

Total deferred tax liabilities	745,524	677,046

Net deferred tax asset included in other assets	$1,030,552	$1,118,022

The realizability of the deferred tax asset is dependent upon a variety of factors, including the generation of future taxable income.  The Company believes that it is more likely than not that the Company will realize the benefits of the deferred tax assets.  At September 30, 2012, the Company has federal and state net operating loss carryforwards of $1.2 million and $1.7 million, respectively, that expire in 2031.

12.  COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit.  Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the statements of financial condition.  The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

With the exception of letters of credit, the Company does not require collateral or other security to support financial instruments with credit risk, unless noted otherwise.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company has approved lines of credit unused but accessible to borrowers totaling $13.4 million and $13.0 million, at September 30, 2012 and 2011, respectively.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  COMMITMENTS AND CONTINGENCIES (Cont’d)

At September 30, 2012 and 2011, the Company had $2.8 million and $4.0 million in outstanding commitments to fund loans. There were $700,000 and $1.1 million in outstanding commitments to sell loans at September 30, 2012 and 2011, respectively. There were no outstanding commercial letters of credit or commitments to purchase or sell investment securities at September 30, 2012 or 2011.

The Bank also has, in the normal course of business, commitments for services and supplies.  Management does not anticipate any losses on any of these commitments.

13.  REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators, that if undertaken could have a direct material effect on the Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items, as calculated under regulatory accounting practices.  The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tangible and core capital (as defined in the regulations) to total assets and of total risk-based capital (as defined) to risk-weighted assets (as defined). In addition, in September, 2012, the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary federal regulator, notified the Bank that it has established higher Individual Minimum Capital Ratios (“IMCR’s) for the Bank than required by regulation.  The Bank is now required to maintain (i) Tier 1 Capital at least equal to 8% of adjusted total assets; (ii) Tier 1 Capital at least equal to 14% of risk-weighted assets; and (iii) Total Capital at least equal to 15% of risk-weighted assets. Management believes, as of September 30, 2012, that the Bank meets all capital adequacy requirements to which it is subject, including the IMCRs.

The following table presents a reconciliation of capital per GAAP and regulatory capital at the dates indicated (in thousands):

	September 30,
	2012	2011

GAAP capital	$15,088	$14,831
Add (subtract): Unrealized gain on securities available for sale	(931)	(811)
Disallowed deferred tax assets	(311)	(249)
Adjustment to record funded status of pension	109	98

Core and tangible capital	13,955	13,869
Add: Allowable allowance for loan losses	1,158	1,091

Total risk-based capital	$15,113	$14,960

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  REGULATORY CAPITAL (Cont’d)

The Bank’s actual capital amounts and ratios are presented in the following table:

					To be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)

As of September 30, 2012
Tangible capital	$13,995	8.73%	$2,399	1.50%	$	N/A	-
Tier 1 (core) capital	13,995	8.73%	6,397	4.00%		7,997	5.00%
Risk-based capital:
Tier 1	13,955	15.10%	3,697	4.00%		5,546	6.00%
Total	15,113	16.35%	7,395	8.00%		9,243	10.00%

As of September 30, 2011
Tangible capital	$13,869	8.55%	$2,434	1.50%	$	N/A	-
Tier 1 (core) capital	13,869	8.55%	6,491	4.00%		8,113	5.00%
Risk-based capital:
Tier 1	13,869	14.40%	3,852	4.00%		5,778	6.00%
Total	14,960	15.53%	7,704	8.00%		9,630	10.00%

As of September 30, 2012, the Bank met all regulatory requirements for classification as a well-capitalized institution.

14. BENEFIT PLANS

Deferred Compensation Plan

The Company maintains a deferred compensation plan for both the directors and employees.

The directors' arrangement is an individual contract between the Company and each participating director and can be terminated at any time.  Directors may participate at their own discretion.  The Company may secure the deferred compensation agreement by purchasing an investment grade life insurance contract on each participating director.  The Company is the owner and beneficiary of each contract.  The use of the investment grade insurance contracts as the funding source of the program allows the Company to take advantage of preferential tax treatment provided to insurance contracts qualified under IRS Sections 101 and 7702.  Alternatively, amounts deferred may be invested in common stock of the Company or credited with an earnings rate of one percent over prime.

The employees' arrangement meets the requirements of Sections 401(a) and 401(k) of the Internal Revenue Code.  Employees generally become eligible when they have attained age 21.  Each participant may elect to have his compensation reduced by up to the maximum amount allowed by law.  The reduction is contributed to the plan. No Company contribution was made in 2012 or 2011. All participants become 100% vested upon entering the plan.

Directors Consultation and Retirement Plan

The Company maintains a Directors Consultation and Retirement Plan ("DRP") to provide retirement benefits to directors of the Company who are not officers or employees ("Outside Directors").  Any director who has served as an Outside Director shall be a participant in the DRP, and payments under the DRP commence once the Outside Director retires as a director of the Company. The DRP provides a retirement benefit based on the number of years of service to the Company.  Outside Directors  who have completed not  less than  12 years of service  shall receive a

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. BENEFIT PLANS (Cont’d)

Directors Consultation and Retirement Plan (Cont’d)

benefit equal to (50%) + 2.889% times the number of years of service in excess of 12, multiplied by the average monthly board fee in effect at the time of retirement.  The maximum benefit shall be 85% of such monthly board fee.  Benefits shall be paid for 120 months to the retired directors, a surviving spouse, or the director's estate.  The DRP is an unfunded nonqualified pension plan, which is not anticipated to ever hold assets for investment.  Any contributions made to the DRP will be used to immediately pay DRP benefits as they come due.

The Company follows the guidance of ASC Topic 715, Compensation - Retirement Benefits. Topic 715 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status through comprehensive income in the year in which the changes occur.

The following table summarizes changes in the DRP’s projected benefit obligation, assets and funded status:

	At or for the Year Ending
	September 30,
	2012	2011

Change in benefit obligation:

Benefit obligation at beginning of year	$856,990	$820,466
Service cost	19,552	20,224
Interest cost	40,488	41,544
Actuarial (gain) loss	35,298	(25,244)

Benefit obligation at end of year	952,328	856,990

Change in plan assets:

Market value of assets - beginning	-	-
Employer contributions	-	-
Annuity payments	-	-
	-	-
Market value of assets - ending	-	-

Funded status and accrued plan cost
included in other liabilities at end of year	$(952,328)	$(856,990)

Amounts recognized in accumulated other comprehensive loss in the statements of financial condition:

	September 30,
	2012	2011

Net loss	$132,446	$99,248
Prior service cost	49,300	63,268

	$181,746	$162,516

Pension benefits expected to be paid for the fiscal years ending September 30 are $17,304 in 2013, $41,995 in 2014, $49,027 in 2015, $55,592 in 2016, $61,731 in 2017, and a total of $453,764 in 2018-2022.  These amounts are based on the same assumptions used to measure the benefit obligation at September 30, 2012 and include estimated future service.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. BENEFIT PLANS (Cont’d)

Directors Consultation and Retirement Plan (Cont’d)

	September 30,
	2012	2011
Components of net periodic benefit cost:
Service cost	$19,552	$20,224
Interest cost	40,488	41,544
Amortization of unrecognized loss	2,100	7,196
Amortization of unrecognized past service liability	13,968	13,968

Net periodic benefit cost included in
compensation and benefits expense	76,108	82,932

Changes in benefit obligation recognized in other
comprehensive (income) loss:
Net (gain) loss	35,298	(25,244)
Amortization of loss	(2,100)	(7,196)
Amortization of prior service cost	(13,968)	(13,968)

Benefit obligation recognized in other
comprehensive income	19,230	(46,408)

Total recognized in net periodic benefit cost
and other comprehensive (income) loss	$95,338	$36,524

For the year ended September 30, 2013, $6,184 of net loss and $13,968 of past service liability currently included in other comprehensive loss is expected to be recognized as a component of net periodic pension cost.

A discount rate of 4.75% and 5.125% was assumed in the plan valuation for the years ended September 30, 2012 and 2011, respectively, while a discount rate of 4.00% and 4.75% was used to determine the benefit obligation at September 30, 2012 and 2011, respectively. The rate of increase in future compensation levels was 3.5% for 2012 and 4.50% for 2011.

Stock Option Plan

The Company has stock option plans (“Plans”) which authorize the issuance of up to 168,746 shares upon the exercise of stock options that may be awarded to officers, directors, key employees, and other persons providing services to the Company.  Shares issued on the exercise of options may be authorized but unissued shares, treasury shares or shares acquired on the open market.  The options granted under the Plans constitute either Incentive Stock Options or Non-Incentive Stock Options.  The options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant and expire not more than 10 years after the date of grant.  At September 30, 2012, there were 26,434 shares remaining for future option awards.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. BENEFIT PLANS (Cont’d)

Stock Option Plan (Cont’d)

The following table summarizes activity under the Plans for the years ended September 30, 2012 and 2011:

	Year Ended September 30,
	2012		2011
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price

Outstanding at beginning of period	103,242	$11.283	103,242	$11.283
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(10,200)	12.725	-	-

Outstanding at end of period	93,042	$11.125	103,242	$11.283

Options exercisable at period end	93,042		103,242

The following table summarizes all stock options outstanding as of September 30, 2012, all of which are exercisable:

Weighted Average
Number	Exercise	Remaining
of Shares	Price	Contractual Life

54,642	$ 10.000	3.3 years
38,400	12.725	3.9 years

93,042	$ 11.125	3.6 years

No stock option expense was recorded in fiscal 2012 or 2011 because all options were fully vested.

Restricted Stock Plan

The Company has restricted stock plans (“Plans”) which provide for the award of shares of restricted stock to directors, officers and employees.  The Plans provide for the purchase of 67,496 shares of common stock in the open market to fund such awards.  All of the Common Stock to be purchased by the Plans is purchased at the fair market value on the date of purchase.  Awards under the Plans are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company’s Board of Directors and as a means of providing a further retention incentive.  Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant.  Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date.  As of September 30, 2012, there were 22,448 shares remaining for future awards.  Compensation expense for the Plans was approximately $2,700 and $14,500 for the years ended September 30, 2012 and 2011, respectively, resulting in a tax benefit of $1,100 and $5,800, respectively.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. BENEFIT PLANS (Cont’d)

Restricted Stock Plan (Cont’d)

The following table summarizes changes in unvested shares:

	Year Ended September 30,
	2012		2011
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value

Unvested share awards at
beginning of period	2,796	$6.498	4,912	$7.665
Granted	-	-	-	-
Vested	(1,195)	8.553	(2,116)	8.613
Forfeited	(1,044)	5.750	-	-

Unvested share awards at end of period	557	$5.750	2,796	$6.948

No shares were awarded during the years ended September 30, 2012 or 2011. As of September 30, 2012, there is $800 of unrecognized Plan compensation expense, which will be recognized over a weighted average period of two months.

Employee Stock Ownership Plan

Effective upon the consummation of the Bank’s initial stock offering, an Employee Stock Ownership Plan (“ESOP”) was established for all eligible employees who have completed a twelve-month period of employment with the Bank and at least 1,000 hours of service, and have attained the age of 21.  The ESOP used $156,800 in proceeds from a term loan to purchase 62,149 shares of Bank common stock during the stock offering.  In fiscal 2004, the ESOP purchased 72,861 shares of common stock in the second-step conversion with the proceeds of a $776,000 loan from the Company, which has a 10-year term and an interest rate of 4.75%.  $47,000 of the proceeds were used to payoff the prior outstanding debt.

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

The ESOP is accounted for in accordance with ASC Topic 718.  The ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition.  As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations.  ESOP compensation expense was approximately $34,000 and $41,000 for the years ended September 30, 2012 and 2011, respectively.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. BENEFIT PLANS (Cont’d)

Employee Stock Ownership Plan (Cont’d)

The ESOP shares are as follows:

	Year Ended
	September 30,
	2012	2011

Allocated shares	87,487	90,682
Unreleased shares	18,301	27,452

Total ESOP shares	105,788	118,134

Fair value of unreleased shares	$433,731	$98,825

Employment Agreements

The Bank has an employment agreement (the “Agreement”) with its Chief Financial Officer for a one-year term subject to an annual extension for an additional year on each anniversary date.  Under the Agreement, her employment may be terminated by the Bank with or without “just cause” as defined in the Agreement.  If the Bank terminates her employment without just cause, she will be entitled to a continuation of salary from the date of termination through the remaining term of the Agreement, but in no event for a period of less than six months thereafter.  The Agreement also provides for payments in the event of termination of employment in connection with a change in control.

 Directors Change in Control Severance Plan

On May 8, 2008 the Company adopted a Directors Change in Control Severance Plan (the “Plan”) for non-employee members of the Board of Directors.  The Plan provides for a severance benefit payment to directors upon their termination of service as a director following a change in control.

15.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

A.  Fair Value Measurements

On October 1, 2008, the Company adopted the FASB’s guidance on fair value measurements, codified into ASC Topic 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance applies to other accounting pronouncements that require or permit fair value measurements.  ASC Topic 820 clarifies that fair value is the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, rather than an entry price that would be paid to acquire an asset or liability. It also establishes a fair value hierarchy that distinguishes between  assumptions developed based on market data obtained from independent sources (observable inputs), and assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy levels are summarized as follows:

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

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont’d)

A.  Fair Value Measurements (Cont’d)

Determination of the appropriate level within the fair value hierarchy is based on the lowest level input that is significant to the fair value measurement.

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)

September 30, 2012
Securities available for sale:
U.S. government and agency securities	$-	$20,171	$-	$20,171
Mortgage-backed securities	-	23,830	-	23,830

September 30, 2011
Securities available for sale:
U.S. government and agency securities	$-	$19,175	$-	$19,175
Mortgage-backed securities	-	23,642	-	23,642

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy level, are summarized below:

	Level 1	Level 2	Level 3	Total
	(In thousands)

September 30, 2012
Impaired loans	$-	$-	$724	$724
Real estate owned	-	-	444	444

September 30, 2011
Impaired loans	$-	$-	$293	$293
Real estate owned	-	-	1,611	1,611

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

Real estate owned represents properties that have been acquired in foreclosure or by deed-in-lieu of foreclosure. The assets are written down to fair value less estimated costs to sell at the time of foreclosure. Fair value is based on the appraised value, which may be adjusted based on management’s review and market conditions. Subsequent valuations are periodically performed and if the value has declined, an allowance would be established with a charge to operations.  Additional impairments on REO properties of approximately $297,000 and $309,000 were recorded for the years ended September 30, 2012 and 2011, respectively, as a provision for REO losses.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont’d)

B.  Fair Value Disclosures

The following methods and assumptions were used by the Company in estimating fair values of financial instruments at September 30, 2012 and 2011:

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

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont’d)

B.  Fair Value Disclosures (Cont’d)

Off-Balance-Sheet Instruments

In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit.  Such financial instruments are recorded in the financial statements when they are funded. Their fair value would approximate fees currently charged to enter into similar agreements.

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2012		September 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$4,781	$4,781	$3,828	$3,828
Securities available for sale	44,001	44,001	42,818	42,818
Securities held to maturity	89	92	109	113
Loans receivable	106,001	109,019	108,616	112,976
Accrued interest receivable	470	470	515	515
FHLB stock	879	879	545	545

Financial Liabilities

Deposits	128,904	129,498	139,219	141,293
Borrowed funds	13,650	13,781	6,000	6,274

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

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  SUPERVISORY AGREEMENT

On July 23, 2012, the Bank entered into a formal agreement (“Agreement”) with the OCC in response to regulatory concerns raised in the Bank’s regulatory examination report dated August 1, 2011.  The Agreement requires the Board to establish a compliance committee to monitor and coordinate the Bank's adherence to the provisions of the Agreement. The Agreement requires the Bank, among other things, to (1) undertake a review of management’s capabilities and develop a management succession plan; (2) adopt changes to the Bank’s internal audit program; (3) adopt revisions to its Criticized Asset Reduction Plan to protect the Bank’s interests in assets criticized by the examiners or in internal or external loan reviews; (4) develop a profit plan to improve and sustain the Bank’s earnings; (5) make revisions to its information security program; (6) adopt a written capital plan with specific plans for maintaining capital levels to support the Bank’s current size, condition and risk profile; and (7) adopt a revised contingency funding plan.

The Bank has been working on the items called for in the formal agreement over the past year.  Management believes that it has already completed many of the items and has made significant progress in complying with the terms of the agreement.  The formal agreement replaces and supersedes the Supervisory Agreement previously entered into with the Office of Thrift Supervision, dated as of June 17, 2009.

17.  RECENT ACCOUNTING PRONOUNCEMENTS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of December 19, 2012.

ROEBLING FINANCIAL CORP, INC.
/s/ R. Scott Horner
	By:	R. Scott Horner President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John J. Ferry		/s/ R. Scott Horner
John J. Ferry Director and Chairman of the Board		R. Scott Horner President and Chief Executive Officer (Principal Executive Officer)
Date: December 19, 2012		Date: December 19, 2012
/s/ George Nyikita		/s/ Mark V. Dimon
George Nyikita Director		Mark V. Dimon Director and Treasurer
Date: December 19, 2012		Date: December 19, 2012
/s/ Robert R. Semptimphelter, Sr.		/s/ Joan K. Geary
Robert R. Semptimphelter, Sr. Director		Joan K. Geary Director and Secretary
Date: December 19, 2012		Date: December 19, 2012
/s/ John A. LaVecchia		/s/ Janice A. Summers
John A. LaVecchia Director and Vice Chairman		Janice A. Summers Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: December 19, 2012		Date: December 19, 2012