Form 10-Q
period 2012-12-31
Roebling Financial Corp, Inc.
filed 2013-02-13
CIK 1293283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                December 31, 2012

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

Indicate by check mark whether the Registrant 1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and 2) has been subject to such filing requirements for the past 90 days:  Yes   X      No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No   X_

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 8, 2013

Class	Outstanding
$.10 par value common stock	1,686,527 shares

 ROEBLING FINANCIAL CORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2012

INDEX

		Page Number

PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, IN

Item 1.	Consolidated Financial Statements and Notes Thereto	1 – 15
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16 - 19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21 - 22

SIGNATURES		23

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share and per share data)

	December 31,	September 30,
	2012	2012

Assets

Cash and due from banks	$874	$760
Interest-bearing deposits	1,426	4,021
Total cash and cash equivalents	2,300	4,781

Securities available for sale	47,051	44,001
Securities held to maturity	85	89
Loans receivable, net	105,413	106,001
Real estate owned	-	444
Accrued interest receivable	462	470
Federal Home Loan Bank of New York stock, at cost	662	879
Premises and equipment	3,153	3,150
Other assets	1,982	1,978
Total assets	$161,108	$161,793

Liabilities and Stockholders' Equity

Liabilities

Deposits	$133,288	$128,904
Borrowed funds	8,825	13,650
Advances from borrowers for taxes and insurance	573	604
Other liabilities	1,608	1,740
Total liabilities	144,294	144,898

Stockholders' equity

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized;
none issued	-	-
Common stock; $0.10 par value; 20,000,000 shares authorized;
1,718,473 issued	171	171
Additional paid-in-capital	10,269	10,277
Treasury stock; 31,946 shares, at cost	(190)	(190)
Unallocated employee stock ownership plan shares	(136)	(155)
Unallocated restricted stock plan shares	(95)	(96)
Deferred compensation obligation	318	318
Stock purchased for deferred compensation plan	(318)	(318)
Retained earnings - substantially restricted	6,122	6,068
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of tax	779	929
Defined benefit plan, net of tax	(106)	(109)
Total stockholders' equity	16,814	16,895

Total liabilities and stockholders' equity	$161,108	$161,793

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	December 31,
	2012	2011

Interest income:
Loans receivable	$1,241	$1,341
Securities	264	293
Other interest-earning assets	8	7
Total interest income	1,513	1,641

Interest expense:
Deposits	249	341
Borrowed funds	43	49
Total interest expense	292	390

Net interest income before provision for loan losses	1,221	1,251
Provision for loan losses	0	0
Net interest income after provision for loan losses	1,221	1,251

Non-interest income:
Loan fees	22	18
Account servicing and other	105	99
Gain on sale of loans	16	7
Total non-interest income	143	124

Non-interest expense:
Compensation and benefits	594	562
Occupancy and equipment	119	118
Service bureau and data processing	140	141
Federal deposit insurance premiums	52	55
Real estate owned expense, net	(143)	108
Other expense	440	225
Total non-interest expense	1,202	1,209

Income before income tax	162	166
Income tax	108	59
Net income	54	107

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale, net of tax	(150)	8
Adjustment to minimum pension liability	3	3
Comprehensive income (loss)	$(93)	$118

Earnings per common share:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06

Weighted average number of shares outstanding:
Basic	1,669	1,660
Diluted	1,669	1,660

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

		Additional		Unallocated	Unallocated	Deferred	Common Stock for		Accumulated Other
	Common	Paid-in	Treasury	ESOP	RSP	Compensation	Deferred	Retained	Comprehensive
	Stock	Capital	Stock	Shares	Shares	Obligation	Compensation	Earnings	Income	Total

Balance at
September 30, 2012	$171	$10,277	$(190)	$(155)	$(96)	$318	$(318)	$6,068	$820	$16,895

Net income for the
three months ended
December 31, 2012	-	-	-	-	-	-	-	54	-	54

Amortization of
ESOP shares	-	(8)	-	19	-	-	-	-	-	11

Change in unrealized
gain on securities
available for sale,
net of tax	-	-	-	-	-	-	-	-	(150)	(150)

Allocation of
RSP shares	-	-	-	-	1	-	-	-	-	1

Adjustment to
mimimum pension
liability, net of tax	-	-	-	-	-	-	-	-	3	3

Balance at
December 31, 2012	$171	$10,269	$(190)	$(136)	$(95)	$318	$(318)	$6,122	$673	$16,814

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended
	December 31,
	2012	2011

Cash flows from operating activities:
Net income	$54	$107
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation	33	28
Amortization of premiums and discounts, net	19	13
Amortization of deferred loan fees and costs, net	1	2
Provision for losses on real estate owned	-	95
Gain on sale of real estate owned, net	(149)	(2)
Originations of loans held for sale, net of repayments	(941)	(1,637)
Gain on sale of loans	(16)	(7)
Proceeds from sale of loans held for sale	1,107	1,644
Gain on disposition of premises and equipment	-	(4)
Decrease in other assets	94	125
Decrease (increase) in accrued interest receivable	8	(9)
(Decrease) increase in other liabilities	(128)	100
Amortization/allocation of ESOP and RSP	12	6
Net cash provided by operating activities	94	461

Cash flows from investing activities:
Purchase of securities available for sale	(7,992)	(6,021)
Proceeds from payments and maturities of securities available for sale	4,673	6,387
Proceeds from payments and maturities of securities held to maturity	4	3
Loan payments (disbursements), net	437	(1,522)
Proceeds from sale of real estate owned	594	246
Redemption (purchase) of Federal Home Loan Bank stock	217	(214)
Purchase of premises and equipment	(37)	(6)
Proceeds from sale of premises and equipment	-	4
Net cash used in investing activities	(2,104)	(1,123)

Cash flows from financing activities:
Net increase (decrease) in deposits	4,385	(4,449)
Net (decrease) increase in short-term borrowed funds	(4,825)	5,755
Repayment of long-term borrowed funds	-	(1,000)
(Decrease) increase in advance payments by borrowers for taxes
and insurance	(31)	48
Net cash (used in) provided by financing activities	(471)	354

Net decrease in cash and cash equivalents	(2,481)	(308)
Cash and cash equivalents at beginning of period	4,781	3,828
Cash and cash equivalents at end of period	$2,300	$3,520

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$292	$390
Income taxes	-	-

Transfers to real estate owned	-	14

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

The results of operations for the three months ended December 31, 2012, are not necessarily indicative of the results to be expected for the year ending September 30, 2013, or any other future interim period.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2012 included in the Company’s Annual Report on Form 10-K.

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

The following is a summary of the Company’s earnings per share calculations:

	Three Months Ended
	December 31,
	2012	2011

Net income	$54,242	$107,018

Weighted average common shares
outstanding for computation of
basic EPS (1)	1,669,370	1,660,220

Common-equivalent shares due to
the dilutive effect of stock options
and RSP awards	-	-

Weighted-average common shares
for computation of diluted EPS	1,669,370	1,660,220

Earnings per common share:
Basic	$0.03	$0.06
Diluted	$0.03	0.06

(1) Excludes unallocated ESOP shares

NOTE 3 – SECURITIES AVAILABLE FOR SALE

	December 31, 2012
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U.S. Government and Agency Securities:
Due after one year through five years	$6,000,000	$86,960	$-	$6,086,960
Due after five years through ten years	18,872,512	166,437	20,170	19,018,779

Marketable Equity Securities	2,888	-	2,784	104

Residential Mortgage-backed Securities	20,878,801	1,066,862	-	21,945,663

	$45,754,201	$1,320,259	$22,954	$47,051,506

	September 30, 2012
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U.S. Government and Agency Securities:
Due within one year	$1,000,000	$2,460	$-	$1,002,460
Due after one year through five years	$5,000,000	$96,260	-	5,096,260
Due after five years through ten years	13,881,488	190,592	-	14,072,080

Marketable Equity Securities	2,888	-	2,776	112

Residential Mortgage-backed Securities	22,569,487	1,260,351	-	23,829,838

	$42,453,863	$1,549,663	$2,776	$44,000,750

There were no sales of investment securities or mortgage-backed securities during the three months ended December 31, 2012.

The following tables provide a summary of securities available for sale which were in an unrealized loss position at December 31, 2012 and September 30, 2012.  Approximately $2,800 or 12% and $2,800 or 100% of the unrealized loss as of December 31, 2012 and September 30, 2012, respectively, was comprised of securities in a continuous loss position for twelve months or more.  Unrealized losses on government and agency and mortgage-backed debt securities are caused primarily by changes in market interest rates.  The Company does not intend to sell these securities and it is not likely that we would be required to sell them before recovery of the amortized cost basis.

	December 31, 2012
	Under One Year		One Year or More
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. Government and Agency Securities	$3,979,830	$20,170	$-	$-
Marketable Equity Securities	-	-	104	2,784

Total available for sale	$3,979,830	$20,170	$104	$2,784

	September 30, 2012
	Under One Year		One Year or More
		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

Marketable Equity Securities	$-	$-	$112	$2,776

Total available for sale	$-	$-	$112	$2,776

NOTE 4 – SECURITIES HELD TO MATURITY

	December 31,	September 30,
	2012	2012

Residential Mortgage-backed Securities:
Amortized cost	$84,926	$88,653
Gross unrealized gains	2,603	2,910
Gross unrealized losses	-	-

Estimated fair value	$87,529	$91,563

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

The following tables reflect the aging and accrual status of our loan portfolio by portfolio segment and class as of December 31, 2012 and September 30, 2012.

	Past Due					Total
	30-59	60-89	90+			Loans	Non-	90 + and
December 31, 2012	Days	Days	Days	Total	Current	Receivable	accrual	Accruing
				(In thousands)
Residential:
Mortgage	$-	$-	$490	$490	$55,483	$55,973	$524	$-
Home equity	112	-	183	295	26,472	26,767	184	-
Commercial purpose	-	-	900	900	22,925	23,825	840	191
Consumer:
Account loans	-	-	-	-	38	38	-	-
Unsecured	-	-	-	-	86	86	-	-
Other	-	-	-	-	36	36	-	-
	$112	$-	$1,573	$1,685	$105,040	$106,725	$1,548	$191

	Past Due					Total
	30-59	60-89	90+			Loans	Non-	90 + and
September 30, 2012	Days	Days	Days	Total	Current	Receivable	accrual	Accruing
				(In thousands)
Residential:
Mortgage	$-	$-	$528	$528	$56,084	$56,612	$528	$-
Home equity	-	22	165	187	26,368	26,555	165	-
Commercial purpose	-	-	1,037	1,037	22,938	23,975	846	191
Consumer:
Account loans	-	-	-	-	40	40	-	-
Unsecured	-	-	-	-	79	79	-	-
Other	-	-	-	-	42	42	-	-
	$-	$22	$1,730	$1,752	$105,551	$107,303	$1,539	$191

One of the primary methods used by the Company as an indicator of the credit quality of its residential and commercial purpose portfolios is the regulatory classification system. For the consumer portfolio segment, payment performance is the Company’s primary indicator of credit quality. Under the regulatory classification system, assets are classified as “pass,” “special mention,” “substandard,” “doubtful,” or “loss.”  A pass asset is considered of sufficient quality to preclude a special mention or adverse rating.  Pass assets generally are well protected by the current net worth and paying capacity of the obligor or by the value of the underlyng asset.  “Special mention” assets do not expose an institution to sufficient risk to warrant adverse classification, but have potential weaknesses that deserve management’s close attention.  An asset is considered substandard if it is inadequately protected by the current equity and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”  Assets classified as loss are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. The following tables reflect the credit quality indicators by portfolio segment and class, as of December 31, 2012 and September 30, 2012:

Credit Risk Profile by Classification:
	Residential Mortgage		Home Equity		Commercial Purpose
	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,
(In thousands)	2012	2012	2012	2012	2012	2012

Pass	$53,273	$54,636	$26,473	$26,247	$16,854	$15,664
Special mention	2,176	1,448	129	143	3,717	4,790
Substandard	524	528	125	145	3,008	3,280
Doubtful	-	-	-	-	-	-
Loss	-	-	40	20	246	241
Total	$55,973	$56,612	$26,767	$26,555	$23,825	$23,975

Credit Risk Profile by Performance:
	Consumer
	Account Loans		Consumer Unsecured		Other Consumer
	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,
(In thousands)	2012	2012	2012	2012	2012	2012

Performing	$38	$40	$86	$79	$36	$42
Non-performing	-	-	-	-	-	-
Total	$38	$40	$86	$79	$36	$42

Additional information about impaired loans, by portfolio segment and class, is as follows:

	As of December 31, 2012			As of September 30, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance

With no related allowance:
Residential
Mortgage	$-	$-		$-	$-
Home equity	29	29		93	93
Commercial purpose	1,114	1,114		1,119	1,119
	1,143	1,143		1,212	1,212

With a related allowance:
Residential
Mortgage	-	-	$-	-	-	$-
Home equity	136	136	40	72	72	20
Commercial purpose	1,004	1,004	336	1,004	1,004	331
	1,140	1,140	376	1,076	1,076	351

Total:
Residential
Mortgage	-	-	-	-	-	-
Home equity	165	165	40	165	165	20
Commercial purpose	2,118	2,118	336	2,123	2,123	331
Total impaired	$2,283	$2,283	$376	$2,288	$2,288	$351

	For the Three Months Ended
	December 31, 2012		December 31, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized

With no related allowance:
Residential
Mortgage	$-	$-	$-	$-
Home equity	29	-	136	-
Commercial purpose	1,115	16	1,360	22
	1,144	16	1,496	22

With a related allowance:
Residential
Mortgage	-	-	-	-
Home equity	136	-	-	-
Commercial purpose	1,004	3	506	2
	1,140	3	506	2

Total:
Residential
Mortgage	-	-	-	-
Home equity	165	-	136	-
Commercial purpose	2,119	19	1,866	24
Total impaired	$2,284	$19	$2,002	$24

An analysis of the allowance for loan losses and the related loans receivable balances at or for the three months ended December 31, 2012 and 2011 is as follows:

		Commercial
	Residential	Purpose	Consumer	Unallocated	Total
December 31, 2012	(In thousands)

Allowance for loan losses:

Beginning balance	$250	$986	$2	$92	$1,330
Provision for loan losses	20	(24)	-	4	-
Charge-offs	-	-	-	-	-
Recoveries	-	3	-	-	3
Ending Balance	$270	$965	$2	$96	$1,333

Ending balance, allowance for loan losses:

Loans individually evaluated for impairment	$40	$336	$-	$-	$376
Loans collectively evaluated for impairment	230	629	2	96	957
Total	$270	$965	$2	$96	$1,333

Related loan receivable balance:

Loans individually evaluated for impairment	$165	$2,118	$-		$2,283
Loans collectively evaluated for impairment	82,575	21,707	160		104,442
Total	$82,740	$23,825	$160		$106,725

		Commercial
	Residential	Purpose	Consumer	Unallocated	Total
December 31, 2011	(In thousands)

Allowance for loan loss activity:

Beginning balance	$216	$982	$3	$103	$1,304
Provision for loan losses	5	5	-	(10)	-
Charge-offs	-	-	-	-	-
Recoveries	-	3	-	-	3
Ending Balance	$221	$990	$3	$93	$1,307

Ending balance, allowance for loan losses:

Loans individually evaluated for impairment	$-	$233	$-	$-	$233
Loans collectively evaluated for impairment	221	757	3	93	1,074
Total	$221	$990	$3	$93	$1,307

Related loan receivable balance:

Loans individually evaluated for impairment	$126	$1,783	$-		$1,909
Loans collectively evaluated for impairment	84,915	24,388	183		109,486
Total	$85,041	$26,171	$183		$111,395

NOTE 6 – BENEFIT PLANS

Stock Option Plan

The Company has stock option plans (“Plans”) which authorize the issuance of up to 168,746 shares upon the exercise of stock options that may be awarded to officers, directors, key employees, and other persons providing services to the Company.  Shares issued on the exercise of options may be authorized but unissued shares, treasury shares or shares acquired on the open market.  The options granted under the Plans constitute either Incentive Stock Options or Non-Incentive Stock Options.  The options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant and expire not more than 10 years after the date of grant.  At December 31, 2012, there were 26,434 shares remaining for future option awards.  There was no activity under the Plans for the three months ended December 31, 2012.

The following table summarizes all options outstanding as of December 31, 2012, all of which are exercisable:

Number	Exercise	Remaining
of Shares	Price	Contractual Life

54,642	$10.000	3.1 years
38,400	12.725	3.7 years

93,042	$11.125	3.3 years

No stock option expense was recorded in the three months ended December 31, 2012 or 2011 because all options were previously fully vested.

Restricted Stock Plan

The Company has restricted stock plans (“Plans”) which provide for the award of shares of restricted stock to directors, officers and employees.  The Plans provide for the purchase of 67,496 shares of common stock in the open market to fund such awards.  All of the Common Stock to be purchased by the Plans is purchased at the fair market value on the date of purchase.  Awards under the Plans are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company’s Board of Directors and as a means of providing a further retention incentive.  Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant.  Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date.  As of December 31, 2012, there were 22,448 shares remaining for future awards.  Compensation expense for the Plans was approximately $800 for the three months ended December 31, 2012, compared to $300 for the same 2011 period.

The following table summarizes changes in unvested shares for the three months ended December 31, 2012:

Weighted
Average
	Number	Grant Date
	of Shares	Fair Value

Outstanding September 30, 2012	557	$5.750
Granted	-	-
Vested	(557)	5.750
Forfeited	-	-

Outstanding December 31, 2012	-	$-

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

The ESOP is accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 718.  The ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition.  As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $11,200 and $7,400 for the three months ended December 31, 2012 and 2011, respectively.

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2012
Securities available for sale:
U.S. government and agency securities	$-	$25,106	$-	$25,106
Mortgage-backed securities	-	21,945	-	21,945

September 30, 2012
Securities available for sale:
U.S. government and agency securities	$-	$20,171	$-	$20,171
Mortgage-backed securities	-	23,830	-	23,830

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy level, are summarized below:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
December 31, 2012
Impaired loans	$-	$-	$764	$764
Real estate owned	-	-	-	-

September 30, 2012
Impaired loans	$-	$-	$724	$724
Real estate owned	-	-	444	444

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

Real estate owned represents properties that have been acquired in foreclosure or by deed-in-lieu of foreclosure.   The assets are written down to fair value less estimated costs to sell at the time of foreclosure.  Fair value is based on the appraised value, which may be adjusted based on management’s review and market conditions.  Subsequent valuations are periodically performed and if the value has declined, an allowance would be established with a charge to operations.  Additional impairments of $0 and $95,100 on REO properties were recorded during the three months ended December 31, 2012 and 2011, respectively, as a provision for REO losses.

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	December 31, 2012		September 30, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$2,300	$2,300	$4,781	$4,781
Securities available for sale	47,051	47,051	44,001	44,001
Securities held to maturity	85	88	89	92
Loans receivable	105,413	108,112	106,001	109,019
Accrued interest receivable	462	462	470	470
FHLB stock	662	662	879	879

Financial Liabilities

Deposits	133,288	133,922	128,904	129,498
Borrowed funds	8,825	8,923	13,650	13,781

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has considered whether any events or transactions occurring after December 31, 2012 would require recognition or disclosure in the financial statements as of or for the three-month period ended December 31, 2012.  No such subsequent events were identified.

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

Proposed Merger

On December 28, 2012, the Company jointly announced with TF Financial Corporation (“TF”), the parent company of 3rd Fed Bank, the execution of a definitive merger agreement under which TF is to acquire the Company for approximately $14.5 million in TF stock and cash, or approximately $8.60 per share.

The strategic merger will combine the two holding companies and their subsidiary banks with strong histories of supporting their respective communities, expands 3rd Fed Bank’s New Jersey footprint, and improves product and service offerings to Roebling Bank customers. The resulting combined company will have over $850 million in total assets, $640 million in total loans, and $660 million in total deposits and 19 locations to serve customers in a five county contiguous market area.

Under the terms of the merger agreement, the Company will be merged into TF and Roebling Bank will be merged into 3rd Fed Bank.  Roebling Bank branches will become 3rd Fed Bank branches.  50% of the Company’s shares will be converted into TF common stock and the remaining 50% will be converted into cash.  The Company’s shareholders will have the option to elect to receive either 0.3640 shares of TF common stock or $8.60 in cash for each Company common share, subject to proration to ensure that in the aggregate 50% of the Company shares will be converted into stock.  The transaction is intended to qualify as a tax-free reorganization for federal income tax purposes.  The merger is expected to close during the second or third quarter of 2013.

The merger agreement is subject to customary closing conditions, including approval by the Company’s shareholders and applicable banking regulatory authorities.

Overview

At December 31, 2012, the Company had total assets, deposits, borrowings and stockholders’ equity of $161.1 million, $133.3 million, $8.8 million and $16.8 million, respectively.  For the three months ended December 31, 2012, the Company reported net income of $54,000, or $.03 per diluted share, compared to net income of $107,000, or $.06 per diluted share, for the same period in 2011.  Income before income tax was $162,000 for the three months ended December 31, 2012 compared to $166,000 for the three months ended December 31, 2011.  The decrease in net income is primarily attributable to certain 2012 merger-related expenses not being tax deductible.

Changes in Financial Condition

Total assets decreased by $685,000 or .42%, to $161.1 million at December 31, 2012, from $161.8 million at September 30, 2012.  Cash and cash equivalents decreased by $2.5 million and loans receivable, net, decreased by $588,000, while investment securities increased by $3.0 million.  Real estate owned (“REO”) decreased by $444,000 to $0, as our remaining REO property was sold in December.  Deposits increased by $4.4 million or 3.4% with an increase in core deposit accounts of $6.7 million, partially offset by a decrease in certificates of deposit of $2.3 million.  The increase in core deposits is primarily due to an increase of $6.1 million in municipal account balances, which fluctuate based on tax payment cycles.  The ratio of core deposits (non-certificates) to total deposits continues to improve, increasing to 60.7% at December 31, 2012 from 57.5% at September 30, 2012.  Borrowed funds decreased by $4.8 million, to $8.8 million at December 31, 2012 from $13.6 million at September 30, 2012.  Stockholders’ equity decreased by $81,000 for the three months ended December 31, 2012, primarily attributable to an unrealized loss on available for sale securities, net of tax, of $150,000, partially offset by net income of $54,000.

Results of Operations

Net Interest Income.   For the three-months ended December 31, 2012, the Company reported net interest income before provision for loan losses of $1,221,000, compared to $1,251,000 for the same period in 2011.  The decrease in net interest income was the result of a decrease in interest income of $128,000, partially offset by a decrease in interest expense of $98,000.  The interest rate spread was 2.92% for the three months ended December 31, 2012 compared to 2.94% for the three months ended December 31, 2011, while the net interest margin was 3.16% for the 2012 period compared to 3.19% for the 2011 period.  The Company’s spread and margin decreased slightly for the three months ended December 31, 2012 compared to the same 2011 period, as the average yield on total interest-earning assets decreased by more than the average cost of funds.  The ratio of average interest-earning assets to average interest-bearing liabilities increased to 131.8% for the three months ended December 31, 2012 from 125.7% for the same 2011 period.

The average balance of total interest-earning assets for the three months ended December 31, 2012 decreased by $2.5 million compared to the three months ended December 31, 2011, while the average yield decreased to 3.92% from 4.18%.  The decrease in total interest income of $128,000 for the three months ended December 31, 2012 is comprised of a decrease in interest income of $100,000 on loans receivable and a decrease of $28,000 in interest income on investment securities and other interest-earning assets.  Average loan receivable balances decreased by $3.5 million for the three months ended December 31, 2012 compared to the same 2011 period, while the average yield decreased to 4.65% from 4.87%.  The average balance of loans decreased as repayment levels on loans exceeded origination volume.  The decrease in loan yields is attributable to both a shift in the portfolio composition as well as residential mortgage and home equity loan refinances to lower rates.  The makeup of the loan portfolio continues to shift, with a greater percentage of loans in residential mortgage and home equity loans and a lesser percentage in commercial purpose loans.  For the three months ended December 31, 2012, compared to the same 2011 period, the average balance of securities and other interest-earning assets increased by $1.0 million, while the average yield decreased to 2.29% from 2.58%.

The average balance of interest-bearing liabilities decreased by $7.5 million for the three months ended December 31, 2012 compared to same 2011 period, while the average cost decreased to 1.00% from 1.25%.  The decrease in total interest expense of $98,000 for the three months ended December 31, 2012 is comprised of a $92,000 decrease in interest expense on deposits and a $6,000 decrease in interest expense on borrowings.  Average interest-bearing deposit balances decreased by $7.0 million with a decrease in the average cost to .89% for the three months ended December 31, 2012, compared to 1.15% for the same 2011 period, while average borrowings decreased by $554,000, with a decrease in the average cost to 2.86% from 2.98%.

Provision for Loan Losses.   There were no provisions for loan losses or charge-offs for the three months ended December 31, 2012 or 2011.  Recoveries of $2,800 and $2,400 were recorded during the three months ended December 31, 2012 and 2011, respectively.  At December 31, 2012, the allowance for loan losses was $1,333,000 (1.25% of the loan portfolio and 76.6% of non-performing loans) compared to $1,330,000 (1.24% of the loan portfolio and 76.9% of non-performing loans) at September 30, 2012. Non-performing loans, consisting of non-accrual loans and accruing loans more than 90 days delinquent, were $1.7 million at December 31, 2012 and September 30, 2012, representing 1.63% and 1.61% of total loans, respectively.  Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio.  This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors.  However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts. See also Note 5 – Loans Receivable, Net.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended
	December 31,
	2012	2011

Balance - beginning	$1,330,204	$1,304,500
Provision for loan losses	-	-
Charge-offs	-	-
Recoveries	2,804	2,410

Balance - ending	$1,333,008	$1,306,910

Non-interest Income. Non-interest income increased $19,000, or 15.3%, to $143,000 for the three months ended December 31, 2012 compared to $124,000 for the same 2011 period.  Loan fees increased by $4,000 due to an increase in loan servicing income on a larger portfolio of loans serviced.  Account servicing and other fees increased by $6,000, primarily as a result of an increase in fees from debit card transactions.  Gain on sale of loans increased by $9,000 due to higher premiums on loan sales.

Non-interest Expense.   Non-interest expense decreased $7,000, or .6%, to $1,202,000 for the three months ended December 31, 2012, from $1,209,000 for the same period in 2011.  Real estate owned expense, net, decreased by $251,000 for the three months ended December 31, 2012 compared to the same 2011 period, primarily due to a $149,000 gain on the sale of our last REO property and the absence of provisions for losses on REO in the 2012 period, compared to $3,000 in gain on sale of REO and $95,000 in REO loss provisions in the 2011 period.   Other expense increased by $215,000 for the three months ended December 31, 2012 compared to the same 2011 period, primarily due to an increase of $169,000 in legal and professional fees for merger-related work.  Another $40,000 of the increase in other expense is attributable to collection costs on problem loans.

Income Taxes.  The Company recorded income tax expense of $108,000 and $59,000 for the three months ended December 31, 2012 and 2011, respectively, reflecting an effective tax rate of 66.7% and 35.5%, respectively.  The variance in effective tax rates is due to permanent book / tax differences, with a significant portion of the merger-related expenses being non-deductible for tax purposes.

Liquidity and Regulatory Capital Compliance

The Bank’s capital amounts and ratios for regulatory capital adequacy purposes as of December 31, 2012, are presented in the following table:

(Dollars in thousands)	Amount	Ratio

Tangible capital	$13,950	8.75%
Tangible capital requirement	2,391	1.50%
Excess over requirement	$11,559	7.25%

Core capital	$13,950	8.75%
Core capital requirement	6,377	4.00%
Excess over requirement	$7,573	4.75%

Risk-based capital	$15,103	16.40%
Risk-based capital requirement	7,366	8.00%
Excess over requirement	$7,737	8.40%

The Office of the Comptroller of the Currency (“OCC”), the Bank’s primary federal regulator, has also established higher Individual Minimum Capital Ratios (“IMCR’s) for the Bank than required by regulation.  The IMCR’s are (i) Tier 1 Capital at least equal to 8% of adjusted total assets; (ii) Tier 1 Capital at least equal to 14% of risk-weighted assets; and (iii) Total Capital at least equal to 15% of risk-weighted assets.  As of December 31, 2012, the Bank is in compliance with all of its capital requirements.

The Company anticipates that it will have sufficient funds available to meet its current commitments.  As of December 31, 2012, the Bank had outstanding commitments to fund loans of $2.3 million, commitments on unused lines of credit of $12.9 million and $425,000 in commitments to sell loans.  Certificates of deposit scheduled to mature in one year or less as of December 31, 2012 totaled $33.2 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

	At or for the Three Months
	Ended December 31,
	2012 (1)	2011 (1)
Earnings per common share (2):
Basic	$0.03	$0.06
Diluted	$0.03	$0.06
Return on average assets (1)	0.14%	0.26%
Return on average equity (1)	1.28%	2.56%
Interest rate spread (1)	2.92%	2.94%
Net interest margin (1)	3.16%	3.19%
Non-interest expense to average assets (1)	2.99%	2.94%
Non-performing assets to total assets	1.08%	1.47%
Non-performing loans to total loans	1.63%	1.01%
Book value per share (3)	$9.97	$9.93

(1)	The ratios for the three month periods presented are annualized.
(2)	The average number of shares outstanding during the three months ended December 31, 2012 was 1,669,370 basic and diluted. The average number of shares outstanding during the three months ended December 31, 2011 was 1,660,220 basic and diluted.
(3)	There were 1,686,527 shares outstanding at December 31, 2012 and December 31, 2011.

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

ITEM 1A.	RISK FACTORS

Not applicable as the Company is a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

(a)	Not applicable
(b)	Not applicable

ITEM 6.	EXHIBITS

List of Exhibits:

2.1	Agreement and Plan of Merger, dated December 28, 2012 by and among TF Financial Corporation, Roebling Financial Corp, Inc., 3rd Fed Bank and Roebling Bank (10)
3.1	Certificate of Incorporation (1)
3.2	Bylaws (2)
4.0	Form of Stock Certificate (3)
10.1	Directors Consultation and Retirement Plan (7)
10.2	Stock Option Plan (4)
10.3	Restricted Stock Plan (4)
10.4	Employment Agreement between Janice A. Summers and Roebling Bank (8)
10.5	Roebling Financial Corp, Inc. 2006 Stock Option Plan (5)
10.6	Roebling Bank 2006 Restricted Stock Plan (5)
10.7	Directors Change in Control Severance Plan (6)
10.8	Directors Deferred Compensation Agreement between John J. Ferry and Roebling Bank (7)
10.9	Directors Deferred Compensation Agreement between George N. Nyikita and Roebling Bank (7)
10.10	Directors Deferred Compensation Agreement between Mark V. Dimon and Roebling Bank (8)

10.11	Formal Agreement, dated July 23, 2012 (9)
31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification
101	Interactive Data Files+

____________________

(1)	Incorporated herein by reference to the Company’s Form 8-A (File No. 0-59069) filed with Commission on September 30, 2004.
(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.
(3)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-116312) filed with the Commission on June 9, 2004.
(4)	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-119839) filed with the Commission on October 20, 2004.
(5)	Incorporated herein by reference to Company’s Registration Statement on Form S-8 (File No. 333-132059) filed with the Commission on February 27, 2006.
(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008.
(7)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008.
(8)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 27, 2012.
(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2013.
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

ROEBLING FINANCIAL CORP, INC.

Date:	February 13, 2013	By:	/s/ R. Scott Horner
R. Scott Horner
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 13, 2013	By:	/s/ Janice A. Summers
Janice A. Summers
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)