Form 10-Q
period 2013-03-31
Roebling Financial Corp, Inc.
filed 2013-05-14
CIK 1293283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                March 31, 2013

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

ROEBLING FINANCIAL CORP, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

INDEX

		Page Number
PART I - FINANCIAL INFORMATION OF ROEBLING FINANCIAL CORP, INC.

Item 1.	Consolidated Financial Statements and Notes Thereto	1 - 17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 - 22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22 - 23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24 - 25

SIGNATURES		26

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(In thousands, except share and per share data)

	March 31,	September 30,
	2013	2012

Assets

Cash and due from banks	$874	$760
Interest-bearing deposits	1,682	4,021
Total cash and cash equivalents	2,556	4,781

Securities available for sale	42,639	44,001
Securities held to maturity	81	89
Loans receivable, net	104,317	106,001
Real estate owned	-	444
Accrued interest receivable	482	470
Federal Home Loan Bank of New York stock, at cost	435	879
Premises and equipment	3,123	3,150
Other assets	1,979	1,978
Total assets	$155,612	$161,793

Liabilities and Stockholders' Equity

Liabilities

Deposits	$132,802	$128,904
Borrowed funds	3,775	13,650
Advances from borrowers for taxes and insurance	537	604
Other liabilities	1,705	1,740
Total liabilities	138,819	144,898

Stockholders' equity

Serial preferred stock, $0.10 par value; 5,000,000 shares authorized; none issued	-	-
Common stock; $0.10 par value; 20,000,000 shares authorized; 1,718,473 issued	171	171
Additional paid-in-capital	10,268	10,277
Treasury stock; 31,946 shares, at cost	(190)	(190)
Unallocated employee stock ownership plan shares	(116)	(155)
Unallocated restricted stock plan shares	(95)	(96)
Deferred compensation obligation	318	318
Stock purchased for deferred compensation plan	(318)	(318)
Retained earnings - substantially restricted	6,199	6,068
Accumulated other comprehensive income (loss):
Unrealized gain on securities available for sale, net of tax	659	929
Defined benefit plan, net of tax	(103)	(109)
Total stockholders' equity	16,793	16,895

Total liabilities and stockholders' equity	$155,612	$161,793

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2013	2012

Interest income:
Loans receivable	$1,226	$1,317
Securities	257	271
Other interest-earning assets	6	8
Total interest income	1,489	1,596

Interest expense:
Deposits	229	304
Borrowed funds	34	45
Total interest expense	263	349

Net interest income before provision for loan losses	1,226	1,247
Provision for loan losses	0	0
Net interest income after provision for loan losses	1,226	1,247

Non-interest income:
Loan fees	26	20
Account servicing and other	97	98
Gain on sale of loans	11	13
Total non-interest income	134	131

Non-interest expense:
Compensation and benefits	580	594
Occupancy and equipment	118	115
Service bureau and data processing	148	162
Federal deposit insurance premiums	53	54
Real estate owned expense, net	0	220
Other expense	280	236
Total non-interest expense	1,179	1,381

Income before income tax	181	(3)
Income tax	104	(8)
Net income	77	5

Other comprehensive income (loss), net of tax:
Unrealized loss on securities available for sale, net of tax	(120)	(6)
Adjustment to minimum pension liability	3	2
Comprehensive income (loss)	$(40)	$1

Earnings per common share:
Basic	$0.05	$-
Diluted	$0.05	$-

Weighted average number of shares outstanding:
Basic	1,672	1,663
Diluted	1,672	1,663

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	For the Six Months Ended
	March 31,
	2013	2012

Interest income:
Loans receivable	$2,467	$2,657
Securities	521	565
Other interest-earning assets	15	15
Total interest income	3,003	3,237

Interest expense:
Deposits	478	644
Borrowed funds	78	95
Total interest expense	556	739

Net interest income before provision for loan losses	2,447	2,498
Provision for loan losses	0	0
Net interest income after provision for loan losses	2,447	2,498

Non-interest income:
Loan fees	48	38
Account servicing and other	202	197
Gain on sale of loans	27	19
Total non-interest income	277	254

Non-interest expense:
Compensation and benefits	1,174	1,156
Occupancy and equipment	237	233
Service bureau and data processing	287	302
Federal deposit insurance premiums	105	108
Real estate owned expense, net	(143)	329
Other expense	721	461
Total non-interest expense	2,381	2,589

Income before income tax	343	163
Income tax	212	51
Net income	131	112

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale, net of tax	(270)	2
Adjustment to minimum pension liability	6	5
Comprehensive income (loss)	$(133)	$119

Earnings per common share:
Basic	$0.08	$0.07
Diluted	$0.08	$0.07

Weighted average number of shares outstanding:
Basic	1,671	1,661
Diluted	1,671	1,661

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

							Common		Accumulated
		Additional		Unallocated	Unallocated	Deferred	Stock for		Other
	Common	Paid-in	Treasury	ESOP	RSP	Compensation	Deferred	Retained	Comprehensive
	Stock	Capital	Stock	Shares	Shares	Obligation	Compensation	Earnings	Income	Total

Balance at September 30, 2012	$171	$10,277	$(190)	$(155)	$(96)	$318	$(318)	$6,068	$820	$16,895

Net income for the six months
ended March 31, 2013	-	-	-	-	-	-	-	131	-	131

Amortization of ESOP shares	-	(9)	-	39	-	-	-	-	-	30

Change in unrealized gain on
securities available for sale,
net of tax	-	-	-	-	-	-	-	-	(270)	(270)

Allocation of RSP shares	-	-	-	-	1	-	-	-	-	1

Adjustment to mimimum pension
liability, net of tax	-	-	-	-	-	-	-	-	6	6

Balance at March 31, 2013	$171	$10,268	$(190)	$(116)	$(95)	$318	$(318)	$6,199	$556	$16,793

See notes to unaudited consolidated financial statements.

ROEBLING FINANCIAL CORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net income	$131	$112
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	66	58
Amortization of premiums and discounts, net	37	27
Amortization of deferred loan fees and costs, net	6	6
Provision for losses on real estate owned	-	297
Gain on sale of real estate owned, net	(149)	-
Originations of loans held for sale, net of repayments	(2,015)	(3,153)
Gain on sale of loans	(27)	(19)
Proceeds from sale of loans held for sale	2,192	3,172
Gain on disposition of premises and equipment	-	(4)
Decrease in other assets	175	364
(Increase) decrease in accrued interest receivable	(12)	23
(Decrease) increase in other liabilities	(26)	172
Amortization/allocation of ESOP and RSP	31	15
Net cash provided by operating activities	409	1,070

Cash flows from investing activities:
Purchase of securities available for sale	(7,992)	(7,061)
Proceeds from payments and maturities of securities available for sale	8,868	10,573
Proceeds from payments and maturities of securities held to maturity	7	7
Loan payments (disbursements), net	1,528	(777)
Proceeds from sale of real estate owned	594	883
Redemption (purchase) of Federal Home Loan Bank stock	444	(309)
Purchase of premises and equipment	(39)	(73)
Proceeds from sale of premises and equipment	-	4
Net cash provided by investing activities	3,410	3,247

Cash flows from financing activities:
Net increase (decrease) in deposits	3,898	(7,408)
Net (decrease) increase in short-term borrowed funds	(7,875)	7,855
Repayment of long-term borrowed funds	(2,000)	(1,000)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(67)	79
Net cash used in financing activities	(6,044)	(474)

Net (decrease) increase in cash and cash equivalents	(2,225)	3,843
Cash and cash equivalents at beginning of period	4,781	3,828
Cash and cash equivalents at end of period	$2,556	$7,671

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest on deposits and borrowed funds	$556	$738
Income taxes	3	-

Transfers to real estate owned	-	14

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

The results of operations for the three and six months ended March 31, 2013, are not necessarily indicative of the results to be expected for the year ending September 30, 2013, or any other future interim period.  The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 2012 included in the Company’s Annual Report on Form 10-K.

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

The following is a summary of the Company’s earnings per share calculations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income	$76,912	$4,585	$131,154	$111,603

Weighted average common shares
outstanding for computation of
basic EPS (1)	1,671,658	1,662,507	1,670,514	1,661,364

Common-equivalent shares due to
the dilutive effect of stock options
and RSP awards	-	-	-	-

Weighted-average common shares
for computation of diluted EPS	1,671,658	1,662,507	1,670,514	1,661,364

Earnings per common share:
Basic	$0.05	$-	$0.08	$0.07
Diluted	$0.05	$-	$0.08	$0.07

(1) Excludes unallocated ESOP shares

NOTE 3 – SECURITIES AVAILABLE FOR SALE

	March 31, 2013
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U.S. Government and Agency Securities:
Due after one year through five years	$6,018,492	$115,218	$-	$6,133,710
Due after five years through ten years	16,017,620	80,093	37,653	16,060,060

Marketable Equity Securities	2,888	-	2,612	276

Residential Mortgage-backed Securities	19,503,233	956,481	14,561	20,445,153

	$41,542,233	$1,151,792	$54,826	$42,639,199

	September 30, 2012
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

Investment Securities
U.S. Government and Agency Securities:
Due within one year	$1,000,000	$2,460	$-	$1,002,460
Due after one year through five years	5,000,000	96,260	-	5,096,260
Due after five years through ten years	13,881,488	190,592	-	14,072,080

Marketable Equity Securities	2,888	-	2,776	112

Residential Mortgage-backed Securities	22,569,487	1,260,351	-	23,829,838

	$42,453,863	$1,549,663	$2,776	$44,000,750

There were no sales of investment securities or mortgage-backed securities during the six months ended March 31, 2013.

The following tables provide a summary of securities available for sale which were in an unrealized loss position at March 31, 2013 and September 30, 2012.  Approximately $2,600 or 5% and $2,800 or 100% of the unrealized loss as of March 31, 2013 and September 30, 2012, respectively, was comprised of securities in a continuous loss position for twelve months or more.  Unrealized losses on government and agency and mortgage-backed debt securities are caused primarily by changes in market interest rates.  The Company does not intend to sell these securities and it is not likely that we would be required to sell them before recovery of the amortized cost basis.

	March 31, 2013
	Under One Year		One Year or More

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

U.S. Government and Agency Securities	$4,955,310	$37,653	$-	$-
Marketable Equity Securities	-	-	276	2,612
Mortgage-backed Securities	988,292	14,561	-	-

Total available for sale	$5,943,602	$52,214	$276	$2,612

	September 30, 2012
	Under One Year		One Year or More

		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss

Marketable Equity Securities	$-	$-	$112	$2,776

Total available for sale	$-	$-	$112	$2,776

NOTE 4 – SECURITIES HELD TO MATURITY

	March 31,	September 30,
	2013	2012

Residential Mortgage-backed Securities:
Amortized cost	$81,395	$88,653
Gross unrealized gains	2,659	2,910
Gross unrealized losses	-	-

Estimated fair value	$84,054	$91,563

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

The following tables reflect the aging and accrual status of our loan portfolio by portfolio segment and class as of March 31, 2013 and September 30, 2012.

	Past Due					Total
	30-59	60-89	90+			Loans		90+ and
March 31, 2013	Days	Days	Days	Total	Current	Receivable	Non-accrual	Accruing
				(In thousands)
Residential:
Mortgage	$-	$488	$939	$1,427	$54,205	$55,632	$522	$939
Home equity	71	-	183	254	26,029	26,283	183	-
Commercial purpose	-	267	481	748	22,812	23,560	719	191
Consumer:
Account loans	-	-	-	-	34	34	-	-
Unsecured	-	-	-	-	90	90	-	-
Other	-	-	-	-	36	36	-	-
	$71	$755	$1,603	$2,429	$103,206	$105,635	$1,424	$1,130

	Past Due					Total
	30-59	60-89	90+			Loans		90+ and
September 30, 2012	Days	Days	Days	Total	Current	Receivable	Non-accrual	Accruing
				(In thousands)
Residential:
Mortgage	$-	$-	$528	$528	$56,084	$56,612	$528	$-
Home equity	-	22	165	187	26,368	26,555	165	-
Commercial purpose	-	-	1,037	1,037	22,938	23,975	846	191
Consumer:
Account loans	-	-	-	-	40	40	-	-
Unsecured	-	-	-	-	79	79	-	-
Other	-	-	-	-	42	42	-	-
	$-	$22	$1,730	$1,752	$105,551	$107,303	$1,539	$191

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

The following tables reflect the credit quality indicators by portfolio segment and class, as of March 31, 2013 and September 30, 2012:

Credit Risk Profile by Classification:
	Residential Mortgage		Home Equity		Commercial Purpose
	March 31,	September 30,	March 31,	September 30,	March 31,	September 30,
(In thousands)	2013	2012	2013	2012	2013	2012

Pass	$53,834	$54,636	$25,992	$26,247	$16,629	$15,664
Special mention	1,276	1,448	126	143	3,807	4,790
Substandard	522	528	125	145	2,867	3,280
Doubtful	-	-	-	-	-	-
Loss	-	-	40	20	257	241
Total	$55,632	$56,612	$26,283	$26,555	$23,560	$23,975

Credit Risk Profile by Performance:
	Consumer
	Account Loans		Consumer Unsecured		Other Consumer
	March 31,	September 30,	March 31,	September 30,	March 31,	September 30,
(In thousands)	2013	2012	2013	2012	2013	2012

Performing	$34	$40	$90	$79	$36	$42
Non-performing	-	-	-	-	-	-
Total	$34	$40	$90	$79	$36	$42

Additional information about impaired loans, by portfolio segment and class, is as follows:

	As of March 31, 2013			As of September 30, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(In thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance

With no related allowance:
Residential:
Mortgage	$-	$-		$-	$-
Home equity	29	29		93	93
Commercial purpose	1,104	1,104		1,119	1,119
	1,133	1,133		1,212	1,212

With a related allowance:
Residential:
Mortgage	-	-	$-	-	-	$-
Home equity	136	136	40	72	72	20
Commercial purpose	1,014	1,014	346	1,004	1,004	331
	1,150	1,150	386	1,076	1,076	351

Total:
Residential:
Mortgage	-	-	-	-	-	-
Home equity	165	165	40	165	165	20
Commercial purpose	2,118	2,118	346	2,123	2,123	331
Total impaired	$2,283	$2,283	$386	$2,288	$2,288	$351

	For the Three Months Ended				For the Six Months Ended
	March 31, 2013		March 31, 2012		March 31, 2013		March 31, 2012
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(In thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized

With no related allowance:
Residential:
Mortgage	$-	$-	$105	$-	$-	$-	$60	$-
Home equity	29	-	160	-	29	-	151	-
Commercial purpose	1,110	14	1,272	16	1,112	30	1,321	36
	1,139	14	1,537	16	1,141	30	1,532	36

With a related allowance:
Residential:
Mortgage	-	-	-	-	-	-	-	-
Home equity	136	-	54	-	136	-	31	-
Commercial purpose	1,006	15	506	2	1,005	18	506	4
	1,142	15	560	2	1,141	18	537	4

Total:
Residential:
Mortgage	-	-	105	-	-	-	60	-
Home equity	165	-	214	-	165	-	182	-
Commercial purpose	2,116	29	1,778	18	2,117	48	1,827	40
Total impaired	$2,281	$29	$2,097	$18	$2,282	$48	$2,069	$40

During the three months ended March 31, 2013, several troubled debt restructurings (“TDR’s”) occurred on loans in the commercial purpose segment.  Two loans, with pre-TDR and post TDR-recorded investments of $419,000 and $430,000,  respectively, were modified with interest rate reductions, maturity extensions and capitalization of some prior past dues.  On one loan, with a pre-TDR and post TDR-recorded investment of $290,000, an agreement was reached with the borrower to proceed with an uncontested foreclosure.  These loans are impaired, with the allowance for loan losses determined in accordance with impaired loan accounting.  No TDR’s occurred in the three months ended December 31, 2012 or in the three or six months ended March 31, 2012.

An analysis of the allowance for loan losses and the related loans receivable balances at or for the six months ended March 31, 2013 and 2012 is as follows:

		Commercial
	Residential	Purpose	Consumer	Unallocated	Total
March 31, 2013	(In thousands)

Allowance for loan losses:

Beginning balance	$250	$986	$2	$92	$1,330
Provision for loan losses	16	(49)	-	33	-
Charge-offs	-	-	-	-	-
Recoveries	-	5	-	-	5
Ending Balance	$266	$942	$2	$125	$1,335

Ending balance, allowance for loan losses:

Loans individually evaluated for impairment	$40	$346	$-	$-	$386
Loans collectively evaluated for impairment	226	596	2	125	949
Total	$266	$942	$2	$125	$1,335

Related loan receivable balance:

Loans individually evaluated for impairment	$165	$2,118	$-		$2,283
Loans collectively evaluated for impairment	81,750	21,442	160		103,352
Total	$81,915	$23,560	$160		$105,635

		Commercial
	Residential	Purpose	Consumer	Unallocated	Total
March 31, 2012	(In thousands)

Allowance for loan losses:

Beginning balance	$216	$982	$3	$103	$1,304
Provision for loan losses	132	(94)	(1)	(37)	-
Charge-offs	(94)	-	-	-	(94)
Recoveries	-	7	-	-	7
Ending Balance	$254	$895	$2	$66	$1,217

Ending balance, allowance for loan losses:

Loans individually evaluated for impairment	$20	$242	$-	$-	$262
Loans collectively evaluated for impairment	234	653	2	66	955
Total	$254	$895	$2	$66	$1,217

Related loan receivable balance:

Loans individually evaluated for impairment	$449	$1,772	$-		$2,221
Loans collectively evaluated for impairment	84,282	23,884	169		108,335
Total	$84,731	$25,656	$169		$110,556

NOTE 6 – BENEFIT PLANS

Stock Option Plan

The Company has stock option plans (“Plans”) which authorize the issuance of up to 168,746 shares upon the exercise of stock options that may be awarded to officers, directors, key employees, and other persons providing services to the Company.  Shares issued on the exercise of options may be authorized but unissued shares, treasury shares or shares acquired on the open market.  The options granted under the Plans constitute either Incentive Stock Options or Non-Incentive Stock Options.  The options are granted at an exercise price equal to the fair market value of the Company’s common stock on the date of grant and expire not more than 10 years after the date of grant.  At March 31, 2013, there were 26,434 shares remaining for future option awards.  There was no activity under the Plans for the six months ended March 31, 2013.

The following table summarizes all options outstanding as of March 31, 2013, all of which are exercisable:

Number	Exercise	Remaining
of Shares	Price	Contractual Life

54,642	$10.000	2.8 years
38,400	12.725	3.4 years

93,042	$11.125	3.1 years

No stock option expense was recorded in the six months ended March 31, 2013 or 2012 because all options were previously fully vested.

Restricted Stock Plan

The Company has restricted stock plans (“Plans”) which provide for the award of shares of restricted stock to directors, officers and employees.  The Plans provide for the purchase of 67,496 shares of common stock in the open market to fund such awards.  All of the Common Stock to be purchased by the Plans is purchased at the fair market value on the date of purchase.  Awards under the Plans are made in recognition of expected future services to the Company by its directors, officers, and key employees responsible for implementation of the policies adopted by the Company’s Board of Directors and as a means of providing a further retention incentive.  Compensation expense on Plan shares is recognized over the vesting periods based on the market value of the stock on the date of grant.  Recipients of awards receive compensation payments equal to dividends paid prior to the date of vesting within 30 days of each dividend payment date.  As of March 31, 2013, there were 22,448 shares remaining for future awards.  Compensation expense for the Plans was approximately $0 and $800, respectively, for the three and six months ended March 31, 2013, compared to $800 and $1,100 for the same 2012 periods.

The following table summarizes changes in unvested shares for the six months ended March 31, 2013:

Weighted
Average
	Number	Grant Date
	of Shares	Fair Value

Outstanding September 30, 2012	557	$5.750
Granted	-	-
Vested	(557)	5.750
Forfeited	-	-

Outstanding March 31, 2013	-	$-

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

The ESOP is accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 718.  The ESOP shares pledged as collateral are reported as unallocated ESOP shares in the statements of financial condition.  As shares are committed to be released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was approximately $19,300 and $30,400, respectively, for the three and six-month periods ended March 31, 2013, compared to $8,100 and $15,400 for the same 2012 periods.

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

Assets and liabilities measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2013
Securities available for sale:
U.S. government and agency securities	$-	$22,194	$-	$22,194
Mortgage-backed securities	-	20,445	-	20,445

September 30, 2012
Securities available for sale:
U.S. government and agency securities	$-	$20,171	$-	$20,171
Mortgage-backed securities	-	23,830	-	23,830

Assets and liabilities measured at fair value on a non-recurring basis, segregated by fair value hierarchy level, are summarized below:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
March 31, 2013
Impaired loans	$-	$-	$764	$764
Real estate owned	-	-	-	-

September 30, 2012
Impaired loans	$-	$-	$724	$724
Real estate owned	-	-	444	444

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

Real estate owned represents properties that have been acquired in foreclosure or by deed-in-lieu of foreclosure.   The assets are written down to fair value less estimated costs to sell at the time of foreclosure.  Fair value is based on the appraised value, which may be adjusted based on management’s review and market conditions.  Subsequent valuations are periodically performed and if the value has declined, an allowance would be established with a charge to operations.  No additional impairments were recorded in the six months ended March 31, 2013.  Additional impairments of $202,100 and $297,200, respectively, were recorded during the three and six months ended March 31, 2012 as a provision for REO losses.

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

The carrying values and estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2013		September 30, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets

Cash and cash equivalents	$2,556	$2,556	$4,781	$4,781
Securities available for sale	42,639	42,639	44,001	44,001
Securities held to maturity	81	84	89	92
Loans receivable	104,317	106,602	106,001	109,019
Accrued interest receivable	482	482	470	470
FHLB stock	435	435	879	879

Financial Liabilities

Deposits	132,802	133,488	128,904	129,498
Borrowed funds	3,775	3,845	13,650	13,781

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has considered whether any events or transactions occurring after March 31, 2013 would require recognition or disclosure in the financial statements as of or for the six-month period ended March 31, 2013.  No such subsequent events were identified.

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

Overview

At March 31, 2013, the Company had total assets, deposits, borrowings and stockholders’ equity of $155.6 million, $132.8 million, $3.8 million and $16.8 million, respectively.  For the three months ended March 31, 2013, the Company reported net income of $77,000, or $.05 per diluted share, compared to net income of $5,000, or $.00 per diluted share, for the same period in 2012.   For the six months ended March 31, 2013, the Company reported net income of $131,000, or $.08 per diluted share, compared to net income of $112,000, or $.07 per diluted share, for the same period in 2012.   The improvement in earnings is primarily attributable to a reduction in real estate owned expenses.

Changes in Financial Condition

Total assets decreased by $6.2 million or 3.8%, to $155.6 million at March 31, 2013, from $161.8 million at September 30, 2012 due primarily to decreases in cash and cash equivalents, loans receivable, net and securities available for sale.  Cash and cash equivalents decreased by $2.2 million, investment securities decreased by $1.4 million and loans receivable, net, decreased by $1.7 million.  Cash and cash equivalents decreased as excess funds were used to pay down borrowings.  Investment securities decreased as payments from maturities and calls exceeded purchases and loans receivable decreased as loan payments exceeded disbursements for new loans.  Real estate owned (“REO”) decreased by $444,000 to $0, as our remaining REO property was sold in December.  Deposits increased by $3.9 million or 3.0% with an increase in core deposit accounts of $9.2 million, partially offset by a decrease in certificates of deposit of $5.3 million.  The increase in core deposits is primarily due to an increase of $5.4 million in municipal account balances, which fluctuate based on tax payment cycles, and an increase in non-interest bearing deposits of $3.8 million.  The ratio of core deposits (non-certificates) to total deposits continues to improve, increasing to 62.7% at March 31, 2013 from 57.5% at September 30, 2012.  Borrowed funds decreased by $9.9 million, to $3.8 million at March 31, 2013 from $13.7 million at September 30, 2012, as excess cash was utilized to repay borrowings.  Stockholders’ equity decreased by $102,000 for the six months ended March 31, 2013, primarily attributable to an unrealized loss on available for sale securities, net of tax, of $270,000, partially offset by net income of $131,000.

Results of Operations

Net Interest Income.   For the three-months ended March 31, 2013, the Company reported net interest income before provision for loan losses of $1,226,000, compared to $1,247,000 for the same period in 2012.  The decrease in net interest income was the result of a decrease in interest income of $107,000, partially offset by a decrease in interest expense of $86,000.  The interest rate spread was 2.98% for the three months ended March 31, 2013 compared to 2.99% for the three months ended March 31, 2012, while the net interest margin was 3.21% for the 2013 period compared to 3.25% for the 2012 period.  For the six-month period ended March 31, 2013, the Company reported net interest income before provision for loan losses of $2,447,000, compared to $2,498,000 for the six months ended March 31, 2012.  The interest rate spread was 2.92% for the six months ended March 31, 2013 compared to 2.96% for the six months ended March 31, 2012, while the net interest margin was 3.17% for the 2013 period compared to 3.22% for the 2012 period.  The ratio of average interest-earning assets to average interest-bearing liabilities increased to 134.0% and 133.7% for the three and six months ended March 31, 2013, respectively, from 127.9% and 126.8% for the same 2012 periods.  The Company’s spread and margin decreased slightly for the three and six months ended March 31, 2013 compared to the same 2012 periods, as the average yield on total interest-earning assets decreased by more than the average cost of funds.

The average balance of total interest-earning assets for the three months ended March 31, 2013 decreased by $600,000 compared to the three months ended March 31, 2012, while the average yield decreased to 3.92% from 4.16%.  The decrease in total interest income of $107,000 for the three months ended March 31, 2013 is comprised of a decrease in interest income of $91,000 on loans receivable and a decrease of $16,000 in interest income on investment securities and other interest-earning assets.  Average loan receivable balances decreased by $4.6 million for the three months ended March 31, 2013 compared to the same 2012 period, while the average yield decreased to 4.68% from 4.79%.  The average balance of loans decreased as repayment levels on loans exceeded origination volume.  The decrease in loan yields is attributable to both a shift in the portfolio composition as well as residential mortgage and home equity loan refinances to lower rates.  The makeup of the loan portfolio continues to shift, with a greater percentage of loans in residential mortgage and home equity loans and a lesser percentage in commercial purpose loans.  For the three months ended March 31, 2013, compared to the same 2012 period, the average balance of securities and other interest-earning assets increased by $4.1 million, while the average yield decreased to 2.22% from 2.58%.

The average balance of total interest-earning assets for the six months ended March 31, 2013 decreased by $500,000 compared to the six months ended March 31, 2012 while the average yield decreased to 3.89% from 4.17%. The decrease in total interest income of $234,000 for the six months ended March 31, 2013 is comprised of a decrease in interest income of $190,000 on loans receivable and a decrease of $44,000 in interest income from securities and other interest-earning assets.  Average loan receivable balances decreased by $4.1 million for the six months ended March 31, 2013 compared to the same 2012 period, while the average yield decreased to 4.66% from

4.83%.  For the six months ended March 31, 2013, the average balance of securities and other interest-earning assets increased by $3.5 million compared to the same 2012 period, while the average yield decreased to 2.21% from 2.58%.

The average balance of interest-bearing liabilities decreased by $5.9 million for the three months ended March 31, 2013 compared to same 2012 period, while the average cost decreased to .94% from 1.17%.  The decrease in total interest expense of $86,000 for the three months ended March 31, 2013 is comprised of a $75,000 decrease in interest expense on deposits and an $11,000 decrease in interest expense on borrowings.  Average interest-bearing deposit balances decreased by $3.0 million with a decrease in the average cost to .86% for the three months ended March 31, 2013, compared to 1.10% for the same 2012 period, while average borrowings decreased by $2.9 million, with an increase in the average cost to 2.26% from 2.02%.

The average balance of interest-bearing liabilities decreased by $6.7 million for the six months ended March 31, 2013 compared to same 2012 period, while the average cost decreased to .97% from 1.21%.  The decrease in total interest expense of $183,000 for the six months ended March 31, 2013 is comprised of a $166,000 decrease in interest expense on deposits and a $17,000 decrease in interest expense on borrowings.  Average interest-bearing deposit balances decreased by $5.0 million with a decrease in the average cost to .88% for the six months ended March 31, 2013, compared to 1.13% for the same 2012 period, while average borrowings decreased by $1.7 million, with an increase in the average cost to 2.56% from 2.43%.

Provision for Loan Losses.   There were no provisions for loan losses for the three or six months ended March 31, 2013 or 2012 and there have been no charge-offs in fiscal 2013.  Charge-offs of $94,000 were recorded during the six months ended March 31, 2012.   At March 31, 2013, the allowance for loan losses was $1,335,000 (1.26% of the loan portfolio and 52.3% of non-performing loans) compared to $1,330,000 (1.24% of the loan portfolio and 76.9% of non-performing loans) at September 30, 2012. Non-performing loans, consisting of non-accrual loans and accruing loans more than 90 days delinquent, were $2.6 million and $1.7 million at March 31, 2013 and September 30, 2012, respectively, representing 2.42% and 1.61% of total loans, respectively.  The increase in non-performing loans is primarily due to one loan that has gone over 90 days delinquent at March 31, 2013.  We are working closely with the borrower and believe that the delinquency will be cured.  Management continually monitors and adjusts the allowance for loan losses based upon its analysis of the loan portfolio.  This analysis includes an evaluation of known and inherent risks in the loan portfolio, past loss experience, current economic conditions, industry loss reserve levels, adverse situations which may affect the borrower, the estimated value of any underlying collateral and other relevant factors.  However, there can be no assurance that additions to the allowance for loan losses will not be required in future periods or that actual losses will not exceed estimated amounts. See also Note 5 – Loans Receivable, Net.

Activity in the allowance for loan losses is summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Balance - beginning	$1,333,008	$1,306,910	$1,330,204	$1,304,500
Provision for loan losses	-	-	-	-
Charge-offs	-	(94,255)	-	(94,255)
Recoveries	2,454	4,886	5,258	7,296

Balance - ending	$1,335,462	$1,217,541	$1,335,462	$1,217,541

Non-interest Income. Non-interest income increased $3,000, or 2.3%, to $134,000 for the three months ended March 31, 2013 and $23,000, or 9.1%, to $277,000 for the six months ended March 31, 2013, compared to the same 2012 periods.  The majority of the increase in non-interest income for both periods is attributable to an increase in loan fees, which increased by $6,000 and $10,000 for the three and six months ended March 31, 2013 compared to the same 2012 periods.  Late charges increased as we collected more late fees on loans and loan servicing fees increased as we serviced a larger portfolio of loans in the 2013 periods.  Gain on sale of loans increased by $8,000 for the six months ended March 31, 2013 compared to the six months ended March 31, 2012 due to higher premiums on loan sales.

Non-interest Expense.   Non-interest expense decreased $202,000, or 14.6%, to $1,179,000 for the three months ended March 31, 2013, from $1,381,000 for the same period in 2012, and $208,000, or 8.0%, to $2,381,000 for the six months ended March 31, 2013, from $2,589,000 for the same 2012 period.  Real estate owned expense, net, was $0 and ($143,000) for the three and six months ended March 31, 2013 compared to $220,000 and $329,000 for the same 2012 periods, primarily due to a $149,000 gain on the sale of our last REO property and the absence of provisions for losses on REO in the six months ended March 31, 2013, compared to REO loss provisions of $202,000 and $297,000 for the three and six months ended March 31, 2012.   Other expense increased by $44,000 and $260,000 for the three and six months ended March 31, 2013 compared to the same 2012 periods, primarily due to legal and professional fees for merger-related work in 2013.

Income Taxes.  The Company recorded income tax expense of $104,000 and a tax benefit of $8,000 for the three months ended March 31, 2013 and 2012, respectively.  For the six months ended March 31, 2013 and 2012, the Company recorded tax expense of $212,000 and of $51,000, respectively, reflecting an effective tax rate of 61.8% and 31.2%, respectively.  A significant portion of the merger-related expenses are non-deductible for tax purposes, causing the high effective rate in 2013.

Liquidity and Regulatory Capital Compliance

The Bank’s capital amounts and ratios for regulatory capital adequacy purposes as of March 31, 2013, are presented in the following table:

(Dollars in thousands)	Amount	Ratio

Tangible capital	$14,045	9.11%
Tangible capital requirement	2,312	1.50%
Excess over requirement	$11,733	7.61%

Core capital	$14,045	9.11%
Core capital requirement	6,165	4.00%
Excess over requirement	$7,880	5.11%

Risk-based capital	$15,175	16.82%
Risk-based capital requirement	7,217	8.00%
Excess over requirement	$7,958	8.82%

The Office of the Comptroller of the Currency (“OCC”), the Bank’s primary federal regulator, has also established higher Individual Minimum Capital Ratios (“IMCR’s”) for the Bank than required by regulation.  The IMCR’s are (i) Tier 1 Capital at least equal to 8% of adjusted total assets; (ii) Tier 1 Capital at least equal to 14% of risk-weighted assets; and (iii) Total Capital at least equal to 15% of risk-weighted assets.  As of March 31, 2013, the Bank is in compliance with all of its capital requirements.

The Company anticipates that it will have sufficient funds available to meet its current commitments.  As of March 31, 2013, the Bank had outstanding commitments to fund loans of $2.0 million and commitments on unused lines of credit of $12.9 million.  Certificates of deposit scheduled to mature in one year or less as of March 31, 2013 totaled $31.2 million. Based on historical deposit withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of such deposits will remain with the Company.

Additional Key Operating Ratios

	At or for the Three Months
	Ended March 31,
	2013 (1)	2012 (1)
Earnings per common share (2):
Basic	$0.05	$-
Diluted	$0.05	$-
Return on average assets (1)	0.20%	0.01%
Return on average equity (1)	1.85%	0.11%
Interest rate spread (1)	2.98%	2.99%
Net interest margin (1)	3.21%	3.25%
Non-interest expense to average assets (1)	2.96%	3.40%
Non-performing assets to total assets	1.64%	1.19%
Non-performing loans to total loans	2.42%	1.36%
Book value per share (3)	$9.96	$9.94
_______________
(1)	The ratios for the three month periods presented are annualized.
(2)
The average number of shares outstanding during the three months ended March 31, 2013 was 1,671,658 basic and diluted.  The average number of shares outstanding during the three months ended March 31, 2012 was 1,662,507 basic and diluted.

(3)	There were 1,686,527 shares outstanding at March 31, 2013 and March 31, 2012.

	For the Six Months
	Ended March 31,
	2013 (1)	2012 (1)
Earnings per common share (2):
Basic	$0.08	$0.07
Diluted	$0.08	$0.07
Return on average assets (1)	0.16%	0.14%
Return on average equity (1)	1.56%	1.33%
Interest rate spread (1)	2.92%	2.96%
Net interest margin (1)	3.17%	3.22%
Non-interest expense to average assets (1)	2.98%	3.17%
_______________
(1)	The ratios for the six month periods presented are annualized.
(2)
The average number of shares outstanding during the six months ended March 31, 2013 was 1,670,514 basic and diluted.  The average number of shares outstanding during the six months ended March 31, 2012 was 1,661,364 basic and diluted.

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

ROEBLING FINANCIAL CORP, INC.

Date: May 14, 2013	By:	/s/ R. Scott Horner
R. Scott Horner
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	By:	/s/ Janice A. Summers
Janice A. Summers
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)